Form 10KSB/A
period 1995-12-31
CODED COMMUNICATIONS CORP /DE/
filed 1996-07-05
CIK 847931

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                           FORM 10-KSB/A-1
(Mark One)
[x]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended December 31, 1995

                                       OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
       ACT OF 1934 (FEE REQUIRED)

                For the transition period from     to

                Commission file number 0-17574

                      CODED COMMUNICATIONS CORPORATION
              (Name of Small Business Issuer in Its Charter)

               Delaware                          33-0580412
(State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)

        1939 Palomar Oaks Way, Carlsbad, California            92009
         (Address of Principal Executive Offices)            (Zip Code)

                             (619) 431-1945
          (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act:

                                    None

       Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.01 par value
                               (Title of classs)

     Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes   [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     As of February 29, 1996, the aggregate value of common stock held by non-affiliates of the registrant was $4,538,000 based on the closing bid price as reported by the NASD OTC Bulletin Board. The number of shares of common stock outstanding on March 1, 1996 was 14,688,201.

                              EXPLANATORY NOTE


     This amendment No. 1 to Form KSB is being filed by the registrant for information required by Part III, Items 9, 10, 11 and 12. This information, initially incorporated by reference in the registrant's Form 10-KSB for the year ended December 31, 1995, is filed by amendment because registrant's definitive proxy statement was not filed within 120 days of the registrant's year end.

                    CODED COMMUNICATIONS CORPORATION
                   1995 FORM 10-KSB/A-1 ANNUAL REPORT

                           TABLE OF CONTENTS







Item  9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                1

Item 10.   Executive Compensation                                           3

Item 11.   Security Ownership of Certain Beneficial Owners and Management   6

Item 12.   Certain Relationships and Related Transactions                   7

ITEM 9.	DRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
	COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information regarding the directors and officers of the Company is set out below.

          Name                   Age      Position Held With Company
Directors and Nominees:
  Steven E. Borgardt             43       Vice President Finance and
                                          Director
  James W. Kenney (1)(2)(3)      54       Director
  John A. Robinson, Jr.(1)       61       	Chairman of the Board,
                                           President and Chief Executive
                                           Officer
Officers:
  Richard K. Carrine             53        Vice President Manufacturing
  Edward Sharp                   54        Vice President Business
                                             Development, Mobile Data
  John Wiggins                   45        Chief Operating Officer

	<FN1> (1)  Member of the Compensation Committee
 <FN2>	(2)  Member of the Audit Committee
	<FN3> (3)  Member of the Stock Option Committee

     Steven E. Borgardt was appointed the Company's Vice President Finance and Chief Financial Officer in August 1993, and was elected a Director on September 13, 1995. Since September 1981, he has served in the capacities of Vice President Finance or Chief Financial Officer of the Company's wholly-owned subsidiary, Decom Systems, Inc. ("Decom"). Mr. Borgardt holds a Bachelor of Science degree in Accounting from San Diego State University and he is a Certified Public Accountant in California.

     James W. Kenney was appointed to the Board of Directors in January 1993. Mr. Kenney has served as executive vice president of San Jacinto Securities, an investment and brokerage firm in Dallas, Texas, since October 1993. From February 1992 until October 1993, Mr. Kenney was associated with Renaissance Capital Group, Inc. as a Vice President, Director, and consultant. Prior to joining Renaissance Capital Group, Inc., Mr. Kenney served as senior vice president for Capital Institutional Services, Inc., and prior to that for more than 5 years, in executive positions with major southwest regional brokerage firms. Mr. Kenney holds a Bachelor of Arts degree in Economics from the University of Colorado. Mr. Kenney serves as a director of the following public companies: AmeriShop Corp.; Scientific Measurement Systems, Inc.; Technol Medical Products, Inc.; Consolidated Health Care Associates, Inc.; Industrial Holdings, Inc.; Prism Group, Inc.; Appoint Technologies, Inc. and Tricom Corporation.



     John A. Robinson, Jr. has served as the Company's Chairman of the Board of Directors and in varying capacities as an officer since February 1987.
On March 13, 1995, Mr. Robinson was appointed to the additional positions of President and Chief Executive Officer. Mr. Robinson is also a Director, President, and Chief Executive Officer of the Company's wholly-owned subsidiary, Decom Systems, Inc., and has served in such capacities since 1976. Mr. Robinson holds a BSEE degree from Bridgeport Engineering Institute.

     Richard K. Carrine was appointed the Company's Vice President Manufacturing in August 1993. Prior to August 1993, he served as Decom's Vice President Manufacturing and Operations and in similar positions since September 1976.

     Edward Sharp joined the Company in December 1995 as Vice President Business Development, Mobile Data. Mr. Sharp has over ten years of experience in management and sales in the wireless data communications industry. From 1990 to December 1995, Mr. Sharp served as Executive Vice President, Marketing and Sales, for RAM Mobile Data USA-UK. Prior to joining RAM Mobile Data, Mr. Sharp was the Director of Sales for Motorola MDI. Mr. Sharp holds a Bachelors of Science degree in Marketing and Management from St. Peter's University.

     John Wiggins joined the Company in April 1994 and was appointed Vice President Operations, Mobile Data, in August 1995. Mr. Wiggins has over 12 years experience in sales and software applications support of mobile data communications systems. Prior to joining Coded in 1994 as the General Manager of Coded Europe, Mr. Wiggins served in various sales and engineering management positions over a twelve year period with Motorola Inc., most recently as Senior Systems Manager, Southeast Region. Mr. Wiggins holds a Bachelors of Science degree in Computer Science from Knightsbridge University in the U.K. In June 1996, Mr. Wiggins was appointed the Company's Chief Operating Officer.

Interest of Management and Insiders in Material Transactions

     None of the directors or officers of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of common stock, nor any associate or affiliate of the foregoing persons has any material interest, direct or indirect, in any transaction since the commencement of the Company's last completed fiscal year or in any proposed transaction which, in either case, has or will materially affect the Company, except as disclosed in this Proxy Statement.

     There are no family relationships between any of the directors or executive officers of the Company.

Information About The Board of Directors and Committees of the Board

     In 1995, the Board of Directors held 4 meetings. No director attended less than 75% of such meetings. In addition to regular and special meetings of the Board of Directors, members of the Board participated in informal weekly telephonic meetings throughout 1995. The independent directors of the Company in 1995, Mahrookh Driver and James Kenney, each received 100,000 unregistered shares of the Company's common stock, valued at $26,000, for services in 1995. Ms. Driver resigned as a director in June 1996. Independent directors are entitled to receive an annual grant of options to purchase shares of common stock under the Company's 1992 Option Plan. Directors who are also officers of the Company or its subsidiaries receive no additional compensation for their services as directors. All directors are reimbursed for their expenses incurred to attend meetings.

     The standing committees of the Board of Directors are the Compensation Committee, Audit Committee and Stock Option Committee. The principal duties of the Compensation Committee are to determine and review all compensation of directors and officers of the Company, and to report to the Board of Directors of the Company. The principal duties of the Audit Committee are to advise and assist the Board of Directors in evaluating the performance of the Company's independent auditors, including the scope and adequacy of the auditor's examination, and to review with the auditors the accuracy and completeness of the Company's financial statements and procedures. The principal duty of the Stock Option Committee is to determine grants of stock options under the Company's option plans.

     The Compensation Committee and the Audit Committee held no meetings in 1995. The Stock Option Committee held no formal meetings in 1995, however, options to purchase shares of common stock under the 1992 Option Plan were granted by the Stock Option Committee on several occasions by unanimous written consent.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Under the securities laws of the United States, the Company's directors, officers and any person holding more than 10% of outstanding shares of Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose in this proxy statement any failure to file these reports on a timely basis. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that from January 1, 1995 through December 31, 1995, its Directors, Officers and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.



ITEM 10.	EXECUTIVE COMPENSATION

     The following table and notes show the compensation provided to the Chief
Executive Officer and the other executive officers, who served as such at the end of 1995, and whose annual compensation exceeded $100,000.
                                                                  Long-Term
                                                                 Compensation
                                    Annual Compensation          Stock Option All Other
Name and Position            Year  Salary($)  Bonus($) Other($)(1)
Shares(#)Compensation($)
John A. Robinson, Jr.(2)     1995   128,842        0      0   	    430,000          0
Chief Executive Officer	      1994   136,177        0      0             0          0
 and President               1993   132,127   16,506      0        50,000          0

Maurice Nieman(3)            1995   114,692        0      0 	      350,000(3)       0
Vice President Marketing and 1994 	  119,419        0      0             0 	   100,000(4)
Sales Mobile                 1993   105,000        0      0        50,000(3)       0

<FN1>(1)In the interest of attracting and retaining qualified personnel, the
Company provides executive officers with certain other benefits, which may include relocation allowances, automobile allowances, insurance and other benefits. Unless otherwise noted, the cost of providing such personnel benefits did not exceed, as to any individual named above, the lesser of $25,000 or 10% of the total annual salary reported for the executive officer.

<FN2>(2)Includes compensation in 1995 as Chief Operating Officer through
March 13, 1995 and as Chief Executive Officer thereafter. Includes compensation for services as the Company's Chief Operating Officer and Decom's Chief Executive Officer in 1994 and 1993.

<FN3>(3)Mr. Nieman's employment was terminated in February 1996.  All options expired unexercised in May 1996.

<FN4>(4)Loan made for relocation and financing of a new personal residence in San Diego, California.

Employment Agreements

     Messrs. Robinson, Carrine and Borgardt entered into employment agreements with the Company in 1993 providing initial base salaries of $140,000, $100,000 and $90,000, respectively. The term of the agreement is three years for Mr. Robinson and two years for Messrs. Carrine and Borgardt. In 1995, the employment agreements with Messrs. Carrine and Borgardt were extended for a one year period. The agreements provide each officer an opportunity to earn an annual incentive bonus of 25% of base salary, under a plan to be approved annually by the Board of Directors. No incentive bonuses were paid to executive officers in 1995. If the agreements are terminated by the Company, Mr. Robinson is to receive 1.25 times his then annual salary, payable over a period of 12 months; and Messrs. Carrine and Borgardt, are to receive .75 times their then annual salary. If the agreement is terminated by the officer, the officer will receive up to 100% of his then current base salary in the case of Mr. Robinson, and 75% of his then current base salary in the case of Messrs. Carrine and Borgardt, as a severance benefit. In the event of termination or resignation following a change of control in the ownership of the Company, as that term is defined in the agreements, an officer can receive the greater of his then current salary over the remaining employment contract term or, in the case of Mr. Robinson, 1.25 times his current salary; and in the case of Messrs. Carrine and Borgardt, an amount equal to their annual salary. The agreements also provide, on a case by case basis, additional benefits such as paid life insurance and automobile allowances or the use of a Company-provided automobile. The value of these benefits, for any one officer, does not exceed 10% of his annual base salary. The Company expects to enter into new employment agreements in 1996 with Messrs. Robinson, Carrine, Borgardt and other executive officers, under terms and conditions to be negotiated between the Company, ISA and the executive officers.

     In 1995, all officers of the Company voluntarily accepted salary reductions ranging from 5% to 10% of their respective salaries.

Stock Options Granted During Fiscal Year

     The following table shows certain information concerning stock options granted during the year ended December 31, 1995, to the named executive officers. Stock option grants are normally considered for executive officers every year. There were no grants of stock options to any named executive officer in 1994.
                            1995 Stock Option Grants

                                  % of Total
                       Options  Options Granted  Exercise  Expiration
       Name            Granted   to Employees     Price      Date
John A. Robinson, Jr.		  215,000      6.7%           $.20      2000
John A. Robinson, Jr.		  215,000      6.7%           $.50      2000

Maurice Nieman         175,000      5.0%           $.20      2000
Maurice Nieman         175,000      5.0%           $.50      2000

     In January 1996, options previously granted to certain employees and officers, including Messrs. Robinson and Borgardt, were cancelled and reissued at a new exercise price. Options to purchase 215,000 and 175,000 shares of the Company's Common Stock granted in 1995 under the 1992 Option Plan to Messrs. Robinson and Borgardt, respectively, at an exercise price of $.50 were cancelled and new options for the same number of shares of Common Stock were granted at a price of $.25 per share. The exercise price of the new options were granted at the then current market price of the Company's Common Stock, as quoted by the NASD Electronic Bulletin Board.

Stock Options Exercised During the Fiscal Year and Year-End Value of Unexercised Options

     The following table sets forth information about stock options held by the Company's named executive officers individually, as of December 31, 1995.
                                   Aggregated Option Exercises in Last
                                  Fiscal Year and FY-End Option Values


                 Shares Acquired    Value        Number of             Value of Unexercised
                     on           Realized   Unexercised Options      In-the Money Options($)(2)
    Name          Exercise(#)     ($)(1)   Exercisable Unexercisable Exercisable Unexercisable
John A. Robinson, Jr.  0             0          56,250      430,000        0          0
Maurice Nieman         0             0          50,000      350,000        0          0

<FN1>(1)Calculated by taking the difference between the fair market value of common stock at the time of exercise and the exercise price of the option.

<FN2>(2)Calculated by taking the difference between the fair market value of common stock at December 29, 1995 and the exercise price of the options.

Summary of Coded Communications 1992 Stock Option Plan (as Amended)

     A summary of the material provisions of the 1992 Option Plan (as amended) is set forth below.

     The purpose of the 1992 Option Plan is to (i) enable the Company and its subsidiaries to recruit and retain capable employees in a highly competitive labor market for the successful operation of its businesses, and (ii) provide an additional incentive to non-employee directors, officers and other eligible key employees upon whom rest major responsibilities for the successful operation and management of the Company and its subsidiaries.

     In June 1992, shareholders approved the 1992 Option Plan. The 1992 Option Plan provides for the grant of incentive stock options, as defined in Section A of the Internal Revenue Code of 1986, and the grant of non-qualified options. No incentive stock options have been granted to date. Under the 1992 Option Plan, as amended, options may be granted to key employees, officers and directors to purchase an aggregate of 3,500,000 shares of common stock.

     The 1992 Option Plan is administered by a committee of "disinterested directors" (the "Committee") as defined in Section 16 of the Securities Exchange Act of 1934. The Committee, comprised of Mahrookh Driver and James Kenney in 1995, is authorized to determine the grant of options to eligible employees, the number of shares to be covered by the option, the exercise date of each option, and the exercise price of each option which, in the case of an incentive stock option can be no less than fair market value at the date of grant, and in the case of a non-qualified stock option can be no less than 75% of fair market value at the date of grant.

     Options may be granted under the 1992 Option Plan by the Committee to key full or part-time employees of the Company and its subsidiaries. Disinterested directors who are not also employees automatically receive options covering a specified number of shares on their election or re-election to the Board. Disinterested directors are granted options under the 1992 Option Plan as follows: (i) on the date when a disinterested director first becomes a member of the Board of Directors, he or she will receive a one time grant of a non-qualified option covering 50,000 common shares, which will become exercisable for 20,000 shares 6 months after the date of grant and 15,000 shares in 2 annual installments beginning the first anniversary following the date of grant and (ii) following re-election to the Board of Directors at the annual meeting of shareholders, a grant of an option covering 50,000 common shares which is exercisable in 3 annual installments of approximately 16,666 shares beginning the first anniversary following the date of grant. All grants of options to disinterested directors will be at an exercise price of not less than 85% of fair market value at the date of grant.

     All options granted under the 1992 Option Plan to officers and other eligible key employees may be exercisable only at a price which is not less than 75% of the fair market value of the stock on the date of grant. Payment of the exercise price may be made in cash, by certified check or in property (including other securities of the Company) and may be subject to a deferred payment arrangement that is a "cashless exercise" arrangement which meets the requirements of Federal Reserve Board Regulation T. Taxes required to be withheld at the time of exercise may be paid in cash, by certified check, by the withholding of shares deliverable pursuant to the exercise, or by the delivery of previously acquired shares. In addition, the Board may authorize loans and loan guarantees, as the case may be, for the exercise price and taxes due by reason of exercise of options granted under the 1992 Option Plan.

     If an optionee's employment terminates, the exercisable portion of the option remains exercisable for a fixed period of 3 months (12 months where employment has terminated because of death or disability). In no case may an option be exercised after the expiration of the option term. An option may be exercised by the optionee or his guardian or legal representative.

     The Committee has the authority to "reprice options" (i.e. to grant new options in exchange for the cancellation of outstanding options).

     Options granted to employees generally are made cumulatively exercisable in installments, although the actual dates of exercise may be modified by the Committee so long as the option holder's interest is not thereby diminished without the option holder's consent. Options are exercisable no sooner than six months after grant, or exercisable only under such conditions as the Committee may establish, such as if the optionee remains employed until a specified date, if specified performance goals have been met, or in the event of a change of control.



     Unless otherwise terminated by the Board of Directors, the 1992 Option Plan will terminate on March 25, 2002. The Board of Directors may amend or terminate the 1992 Option Plan at any time; however, once granted, no option may be terminated and no amendment of the 1992 Stock Option Plan may adversely affect any previously granted options without the consent of the option holder. Any material amendment to the 1992 Stock Option Plan is subject to approval of shareholders to the extent required by applicable laws and regulations.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information with respect to (i) each person who, as of May 15, 1996, is known to the Company to be the beneficial owner of more than 5% of any class of its common stock, (ii) each director of the Company and (iii) all directors and executive officers as a group. The table does not reflect the change in beneficial ownership that will occur pursuant to the terms of the Investment Agreement.

                                                 Common Shares        Percent of
Name and Address(7)      Position With Company   Beneficially Owned(1) Class(1)
Officers and directors:
John A. Robinson, Jr.(2) Chairman of the Board
                          and CEO                   662,185              4.4%

Steven E. Borgardt(2)    Vice President Finance
                          and Director              296,573              2.0%

Mahrookh Driver(6)       Director                   100,000               *

James W. Kenney(3)       Director                   116,665               *

All directors and executive	                      1,550,621              9.5%
officers as a group(6 persons)(4)

Other Shareholders:

Renaissance Capital Partners II, LTD.             4,666,667             24.0%
8080 North Central Expressway, Suite 210/LB59
Dallas, Texas 75206(5)

*	Less than 1%

<FN1>(1)Includes and reflects the ownership by the named director of shares of common stock subject to options exercisable within 60 days of May 15, 1996.

<FN2>(2)Includes  options to purchase 240,000 and 131,600 common shares for Messrs. Robinson and Borgardt, respectively.

<FN3>(3)Includes options to purchase 16,665 common shares for Mr. Kenney.

<FN4>(4)Includes options to purchase 615,731 common shares.

<FN5>(5)Includes 2,666,667 common shares issuable upon the conversion of
$4,000,000 principal amount 12% Convertible Debentures and warrants exercisable to purchase 2,000,000 shares of common stock.

<FN6>(6)Ms. Driver resigned from the Board of Directors in June 1996.

<FN7>(7)For purposes of this Proxy Statement, the address of Messrs.
Borgardt, Robinson and Kenney is 1939 Palomar Oaks Way, Carlsbad, CA  92009.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                 SIGNATURES

     In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CODED COMMUNICATIONS CORPORATION
                                        (Registrant)



                                   /s/  Steven Borgardt
July 1, 1996                            Steven Borgardt
   Date                                 Vice President Finance