Form 10QSB
period 1996-07-29
CODED COMMUNICATIONS CORP /DE/
filed 1996-08-12
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-QSB



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  June 29, 1996

                             OR

[ ] Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period from      to



           Commission File Number  0-17574


             CODED COMMUNICATIONS CORPORATION
(Exact Name of Small Business Issuer as Specified in its
 Charter)

       Delaware                  33-0580412
(State of Incorporation) (I.R.S. Employer
Identification No.)

       1939 Palomar Oaks Way, Carlsbad, California
92009
          (Address of Principal Executive Offices)


                   (619)  431-1945
(Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X   No

As of July 30, 1996, there were 24,830,201 shares of the Registrant's common stock outstanding.







   CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            FORM 10-QSB QUARTERLY REPORT
             QUARTER ENDED JUNE 29, 1996





                            INDEX




PART I.  FINANCIAL INFORMATION

                                                   PAGE

ITEM 1. FINANCIAL STATEMENTS                         3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                           12


      PART II.  OTHER INFORMATION


ITEM 3.DEFAULTS UPON SENIOR SECURITIES              18

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K             18


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

       CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (UNAUDITED)


                              Three Months Ended             Six Months Ended
                            June 29,       July 1,         June 29,        July 1,
                              1996          1995            1996            1995
Net sales                  $ 2,574,000  $  2,302,000   $  5,270,000  $  4,526,000
Cost of sales                1,332,000     1,615,000      2,946,000     3,841,000

Gross margin                 1,242,000       687,000      2,324,000       685,000

Operating expenses:
 Selling and administrative
   expense                     671,000        845,000      1,308,000    1,941,000
 Research and development      433,000        261,000        776,000      682,000

   Total operating expenses  1,104,000      1,106,000      2,084,000    2,623,000
Income (loss) before interest,
 income taxes and
 extraordinary item            138,000       (419,000)       240,000   (1,938,000)
Interest expense               203,000        183,000        406,000      381,000
Provision for income taxes ......6,000          6,000         12,000       12,000

Loss before extraordinary
  item                         (71,000)     (608,000)       (178,000)  (2,331,000)
Extraordinary item -- gain on
   extinguishment of debt..... 163,000             0         215,000            0

Net income (loss)          $    92,000   $  (608,000)   $     37,000 $ (2,331,000)

Net income (loss) per share:
  Loss before extraordinary
     item                  $         0   $     (.04)    $      (.01) $      (.18)
  Extraordinary item               .01            0             .01            0

  Net  income (loss)       $       .01   $     (.04)    $         0  $      (.18)

Average shares
  outstanding               14,735,000   14,058,000      14,712,000   13,313,000




    The accompanying notes are an integral part of the unaudited financial statements.

      CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED)


                                June 29,     December 31,
                                 1996            1995
ASSETS
Current assets:
Cash and cash equivalents    $    250,000  $     201,000
Accounts receivable, net        1,893,000      1,828,000
Unbilled costs and earnings
 on contracts                     108,000        817,000
Inventories                     1,491,000      1,540,000
Prepaids and other
    current assets                323,000        314,000

Total current assets            4,065,000      4,700,000

Property and equipment, net       743,000        821,000
Other assets                      288,000        300,000
                             $  5,096,000   $  5,821,000
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

Current liabilities:
Current portion of debt      $  6,200,000   $  6,151,000
Accounts payable                1,605,000      2,437,000
Accrued payroll and
  related benefits                535,000        431,000
Accrued interest                1,042,000        757,000
Accrued warran                    264,000        246,000
Contract invoicing in
  excess of revenue                     0        270,000
Reserve for restructuring
  costs                           294,000        295,000
Deferred revenue and
  progress payments               791,000        624,000
Other accrued liabilities         913,000      1,137,000

  Total current liabilities    11,644,000     12,348,000

Long-term debt, net of
   current portion                952,000      1,044,000
Commitments and contingencies           0              0

Shareholders' equity (deficit):
Common stock, $.01 par value,
  14,758,201 shares outstanding
  in 1996 and 14,566,201 shares
  outstanding in 1995             148,000        146,000
Additional paid-in capital     23,362,000     23,330,000
Accumulated deficit           (31,010,000)   (31,047,000)
Total shareholders'
  equity (deficit)             (7,500,000)    (7,571,000)
                             $  5,096,000   $  5,821,000

The accompanying notes are an integral part of the unaudited financial statements.

CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
              EQUITY (DEFICIT)
                    (UNAUDITED)



                              Common Stock
                                          Additional               Total
                                          Paid-in      Accumulated Shareholders'
                    Shares   Par Value    Capital       Deficit    Equity (Deficit)

Balances, December
   31, 1994        12,538,324  $ 125,000   $22,191,000  $(29,930,000) $(7,614,000)

Conversion of 13.5%
   debentures       1,319,997     13,000       977,000             0      990,000
Issuance of common
 stock for services   327,880      3,000        62,000             0       65,000
Net loss for period         0          0             0    (2,331,000)  (2,331,000)

Balances, July 1,
   1995            14,186,201  $ 141,000   $23,230,000  $(32,261,000) $(8,890,000)

Balances, December
31, 1995           14,566,201  $ 146,000   $23,330,000  $(31,047,000) $(7,571,000)

Issuance of common
 stock for services   192,000      2,000        32,000             0       34,000
Net income for period       0          0             0        37,000       37,000

Balances, June
  29, 1996         14,758,201  $ 148,000   $23,362,000  $(31,010,000) $(7,500,000)










The accompanying notes are an integral part of the unaudited financial statements.



       CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED)

                                           Six Months Ended
                                         June 29,      July 1,
                                          1996         1995
Cash flows from operating activities:
Net income (loss)                        $  37,000  $(2,331,000)
Extraordinary item-gain on
  extinguishment of debt                  (215,000)           0
Depreciation and amortization              185,000      294,000
Other                                       36,000       41,000
Change in assets and liabilities, net      156,000     1,306,000
  Net cash provided (used) by operating
   activities                              199,000      (690,000)

Cash flows from investing activities:
Additions to property and equipment, net (107,000)             0
  Net cash provided (used)
   by investing activities               (107,000)             0

Cash flows from financing activities:
Additions to creditors' note          $   108,000     $        0
Additions to other debt                    15,000        500,000
Payments on short-term and
  long-term debt                         (166,000)      (149,000)
   Net cash provided (used)
    by financing activities               (43,000)       351,000

Net increase (decrease) in
  cash and equivalents                     49,000       (339,000)
Cash and equivalents, beginning
  of period                               201,000        460,000
Cash and equivalents, end of period    $  250,000     $  121,000

Supplemental cash flow information:
Cash paid for interest                 $   90,000     $   21,000
Cash paid for income taxes                 18,000          8,000

The accompanying notes are an integral part of the unaudited financial statements.


CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS



1.  Summary of Significant Accounting Policies:

    Basis of Presentation

    Coded Communications Corporation and its wholly-owned subsidiaries (the "Company") develop, manufacture and market wireless digital transmitting, receiving and processing equipment and systems for use in two primary markets: mobile data communications and aerospace telemetry. The Company's products employ similar technologies and techniques to transmit, receive and process digitized information transmitted over conventional voice radio channels and satellite communications links. The Company's mobile data communications products and systems are marketed to small and large operators of vehicle fleets and include public safety, emergency medical services, utilities and service fleets. The Company's aerospace telemetry products and systems are marketed to the United States and foreign governments and agencies, and to defense prime contractors for use in research, development, test and evaluation programs for aircraft, space and weapons systems.

     The financial information of the Company included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods.

     The unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year-end. The results of operations for the three month and six month periods ended June 29, 1996 are not necessarily indicative of results that can be expected for the full year. The unaudited condensed consolidated balance sheet at December 31, 1995 has been derived from the Company's audited consolidated balance sheet as of December 31, 1995.

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities or the effects on existing shareholders' deficit that may result from any plans, arrangements or other actions arising from the aforementioned events, or the inability to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation - Cautionary Statements" and Note 3 "Investment by Grupo ISA and Restructuring of Debt."

     Revenue Recognition

     Revenues on engineering and systems contracts requiring contract performance prior to commencement of deliveries are recorded using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. Losses, if any, are recorded when known. All other revenue is recognized upon shipment of products or performance of services. The Company has provided loss reserves for certain contracts based on the estimated cost to complete the contracts. Due to the uncertainties inherent in the estimation process it is at least reasonably possible that an increase in the contract loss reserves could be required within the next year.



CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS


     New Accounting Standard

     In October 1995, the Financial Accounting
Standards Board issued SFAS No. 123, "Accounting for
Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. This Statement encourages entities to use a fair value based method of accounting for stock-based compensation plans. This
Statement also requires certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Pro forma disclosures are required for entities that continue to apply the provisions of Accounting
Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". The pro forma amounts will reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method as defined in this Statement, including tax effects, if any, that would have been recognized in the income statement if the fair value method had been used. The Company adopted this Statement on a disclosure only basis on January 1, 1996, as required.

     Inventories

     Inventories are valued at the lower of cost or market, but not in excess of net realizable value. The
Company has provided estimated reserves for inventory in excess of the Company's current needs and for product obsolescence. Due to the uncertainties inherent in the evaluation process it is at least reasonably possible that reserves for excess and obsolete inventories could be further revised within the next year.

     Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding.

     Statements of Cash Flow

     Non-cash financing activities in 1996 were related to (i) an increase of $108,000 in the value of the creditors' note in exchange for the settlement of unsecured credit claims valued at $216,000 and (ii) the issuance of 192,000 shares of common stock in exchange for services valued at $34,000. Non-cash financing and investing activities in 1995 were related to (i) the issuance of 327,880 shares of common stock valued at $65,000 for consulting services and (ii) the conversion of $990,000 principal amount of 13.5% convertible debentures into 1,319,997 shares of common stock.

2.   Management's Plan for Future Operations and
Financing:

     The Company has operated at a loss on a
consolidated basis since inception. At June 29, 1996, there was a working capital deficit of $7,579,000 and a shareholders' deficit of $7,500,000. The continuation of operations of the Company is dependent upon its ability to operate profitably over a sustained period of time and to generate sufficient cash from operations and other sources to meet working capital and other ongoing cash requirements. Although the Company has reported four consecutive quarters of operating income before interest expense and income taxes, there is no assurance the Company will continue to operate at a profit. Further, continuation of operations is dependent upon renegotiating payment terms on the Company's senior secured debt (the 12% Convertible
Debentures and Bridge Loan) and reaching further arrangements with unsecured creditors for restructuring their debt. The Company may need additional equity or debt financing in 1996 to continue its planned level of operations. These issues raise substantial doubt about the Company's ability to continue as a going concern.
See Note 3 to the condensed consolidated financial statements regarding an agreement with secured creditors for restructuring of their debt and "Management's Discussion and Analysis or Plan of
Operation - Cautionary Statements."


CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS




3.    Investment by Grupo ISA and Restructuring of Debt

      On May 1, 1996 the Company, certain of its senior secured creditors and Grupo Information, Satellites and Advertising S.A. de C.V. ("ISA") entered into an agreement (the "Investment Agreement") pursuant to which ISA is to acquire a controlling common stock ownership interest in the Company, and the Company's senior secured debt holders are to restructure their debt. The transaction is subject to, among other things, the Company's shareholder approval of an increase in the authorized number of common shares and the authorization of a new class of preferred stock.
The Company has tentatively scheduled its annual meeting of shareholders for September 10, 1996.

      Under the terms of the Investment Agreement, ISA is to receive approximately 49,009,000 shares of the Company's common stock, or a common stock ownership interest of approximately 67% (assuming the conversion of Series A and B Preferred Stock into an aggregate of 9,744,100 shares of common stock), and the Company received or is to receive (i) $400,000 in cash; (ii) a guarantee that ISA will place not less than $10,000,000 in orders for the Company's products over an 18 month period, secured by up to one-half of ISA's shares in the Company; (iii) a working capital loan from ISA in the amount of $1,000,000, with the working capital loan convertible into common shares at a price of $.25 per share; (iv) the immediate release by ISA to the Company of orders for mobile data products valued at approximately $1,000,000 together with a cash deposit against these orders of $500,000; and (v) the agreement of senior secured creditors for the restructuring of their debt (as described below).

      Holders of the Company's senior secured
$1,800,000 Bridge Loan, which was due on April 17,
1996, will cancel the Bridge Loan at the closing date in exchange for a cash payment of $400,000; a new
$600,000 principal amount, 6% interest rate one-year term loan, convertible into common shares at a price of $.25 per share; and 8,000 shares of newly issued Series
A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $800,000, a dividend of 8% per year, and is convertible into 2,400,000 shares of common stock. Warrants to purchase 3,600,000 shares of Common Stock issued to holders of the Bridge Loan in 1995, are to be canceled.

      Renaissance Capital Partners II, holders of the
Company's secured $4,000,000 principal amount 12%
Convertible Debentures (the "12% Debentures") will exchange their 12% Debentures and accrued interest
(approximately $786,000 in accrued interest at June 29, 1996) at the closing date for a new seven year, $4,800,000 principal amount, 6% Debenture. The 6%
Debenture is convertible into a 48,000 shares of Series
B Preferred Stock. The Series B Preferred Stock will have a liquidation preference of $4,800,000, a dividend rate of 6% per year, and is convertible into approximately 7,344,100 shares of common stock.

      On July 17, 1996, ISA and the Company entered into a second agreement pursuant to which (i) ISA funded in advance the $1,000,000 principal amount working capital loan required under the Investment
Agreement and immediately converted the working capital loan into 4,000,000 shares of common stock; (ii) ISA placed in advance product orders of approximately
$2,000,000, together with a cash deposit of approximately $500,000 against these orders; and (iii) the Company issued 6,000,000 shares of common stock to ISA. Of the 6,000,000 shares of common stock issued to ISA, 5,000,000 of the shares, or approximately 10% of the shares to be issued to ISA under the Investment
Agreement, will be credited against the 49,009,000 shares of common stock to be issued to ISA pursuant to the Investment Agreement. The balance of 1,000,000 shares of common stock were issued to ISA in consideration for, among other things, ISA's early funding of the working capital loan and the immediate conversion of the loan into shares of common stock, and the release in advance by ISA of $2,000,000 in product orders. Pursuant to the July 17, 1996 agreement, the $2,000,000 in orders placed by ISA are to be credited against ISA's commitment under the Investment Agreement to place $10,000,000 in orders for the Company's products. To date in 1996, ISA has placed with the Company orders totaling approximately
$3,000,000, or 30% of its total order commitment under the Investment Agreement. At July 26, 1996, ISA held
10,000,000 shares of the Company's common stock, or approximately 40% of outstanding common shares.

      Set out below is summarized condensed pro forma
financial information on the liabilities and capital of
the Company as of June 29, 1996, adjusted only to give
effect to the proposed Investment Agreement with ISA
and certain of the Company's senior secured creditors,
and the conversion of the working capital loan into
shares of common stock.  For purposes of the table, the 6% Debenture is discounted to reflect an effective annual interest rate of 10%.
                                            June 29, 1996
                                         Actual    	As Adjusted
Current liabilities:
  Bridge Loan, due April 17, 1996      $   1,800,000  $         0
  6% Term Loan                                     0      600,000
  12% Debentures, including interest       4,786,000            0
  Other current liabilities                5,058,000    5,058,000
      Total current liabilities           11,644,000    5,658,000

Long-term debt, net of current portion:
  6% Debenture (discount to 10% interest rate)     0    3,150,000
  Creditors' note                            952,000      952,000

Shareholders' deficit:
  Series A preferred stock (8,000
   shares outstanding as adjusted)                 0      800,000
  Common stock, 14,758,201 shares outstanding
    (67,767,201 shares as adjusted)       23,510,000   26,546,000
    Accumulated deficit,                 (31,010,000) (31,010,000)
     Total shareholders' deficit          (7,500,000) (  3,664,000)
         Total liabilities and
           shareholders' deficit         $ 5,906,000  $  6,096,000

4.  Extraordinary Gain on Extinguishment of Debt:

     In the three and six month periods ended June 29, 1996, agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in a gain of $163,000 and $215,000, respectively, net of expense. The gain on the extinguishment of debt is reflected as an extraordinary item in the accompanying consolidated financial statements. See Note 6 to the condensed consolidated financial statements regarding the agreement of certain unsecured creditors to participate in a composition settlement plan.

5.  Inventories:
    Inventories consisted of:    June 29,1996   December 31,1995
      Purchased parts, net       $  351,000      $   548,000
      Work in process             1,115,000          977,000
      Finished goods                 25,000           15,000

       Total inventories        $ 1,491,000     $  1,540,000

6.  Short-Term and Long-Term Debt:
    Short-term and long-term debt consisted of:

                                 June 29,    December 31,
                                  1996           1995
Bridge loan, due April
   17, 1996                 $ 1,800,000  $ 1,800,000
  12% Debentures              4,000,000    4,000,000
 Creditors' note              1,343,000    1,394,000
 Other obligations                9,000        1,000
                              7,152,000    7,195,000
 Less amount due within
   one year                  (6,200,000)  (6,151,000)

 Long-term due after one
   year                      $  952,000  $ 1,044,000

     The Bridge Loan was due and payable on April 17, 1996. The Company has not made the scheduled principal payment. See Note 3 to the condensed consolidated financial statements regarding an agreement with the holders of the Bridge Loan for the restructuring of their debt. The Bridge Loan is collateralized by a senior security interest in substantially all of the Company's assets.

     The 12% Debentures require monthly interest payments, and mandatory monthly principal payments of $40,000 beginning in October 1995, with the remaining principal balance due in October 1999. The Company made no interest and principal payments on the 12%
Debentures in 1995 and 1996. The 12% Debentures are collateralized by a pledge of the common stock of the Company's wholly-owned subsidiaries and a security interest in substantially all of the Company's assets.
 The pledge of the common stock of the subsidiaries and the security interest in assets are subordinated to the security interests collaterizing the Bridge Loan.

     The Company is not in compliance with the financial covenants of its 12% Debenture Loan
Agreement. At June 29, 1996 and December 31, 1995, there was $786,000 and $646,000, respectively, in accrued interest past due on the 12% Debentures. In
February 1995, the holder of the 12% Debentures declared the debentures in default and accelerated the payment of principal and interest. See Note 3 to the condensed consolidated financial statements regarding an agreement with the holder of the 12% Debentures for the restructuring of its debt.

     In 1995, the Company engaged the San Diego
Wholesale Credit Association to assist in the formation
of an out-of-court composition plan for the voluntary
settlement of unsecured creditors' claims.  Under the
composition plan certain of the Company's unsecured
creditors accepted 50% of their credit claims in full
settlement of their claims (the "settlement value"),
with quarterly payments beginning in September 1995 at
a fixed rate of 5% of the settlement value.  The unpaid
balance of the settlement value is to be paid in
December 1997.   As of  June 29, 1996, unsecured
creditors with original claims of approximately
$3,153,000 had agreed to participate in the composition settlement plan. In the six month period ended June
29, 1996, creditors with original claims of approximately $216,000 agreed to participate in the composition settlement plan, accepting future payments totaling approximately $108,000 in full settlement of their claims. The Creditors' Note is collateralized by a subordinated security interest in the assets of the Company.





Item 2. Management's Discussion and Analysis or Plan of Operation

     Overview

     The Company operates in a single industry - the design, manufacture and integration of digital communications products and systems used primarily in terrestrial radio systems. The two principal markets in which the Company competes are wireless mobile data communications and aerospace telemetry systems.

     The Company restructured its business operations and management in the first quarter of 1995. These actions included the closing of the Company's VSAT product line and the international mobile data sales organization. In addition, the Company's CEO resigned and a number of management positions were eliminated to streamline operations. As a result of the restructuring, operating expenses in the year ended
December 31, 1995 were reduced by approximately
$8,383,000 compared to 1994.

     The Company, following the restructuring, reported an operating profit before interest and income taxes of approximately $250,000 in the last six months of 1995 and approximately $240,000 in the first six months of 1996. Although the Company has reported an operating profit before interest and income taxes for the last four consecutive quarters, there is no assurance the Company will continue to operate at a profit in the future. In addition, any comparison of sales and operating expenses for the three and six month periods in 1996 and 1995 may not represent a meaningful analysis because of the business restructuring. Sales by the Company's major product lines are presented below.

                                   Six Months Ended     Three Months Ended
                                  June 29,   July 1,    June 29,    July 1,
                                   1996       1995        1996       1995
Mobile data communications
    products                 $ 3,448,000  $ 2,847,000   $ 1,668,000  $ 1,277,000
Aerospace telemetry
    products                   1,822,000    1,679,000       906,000    1,025,000
                             $ 5,270,000  $ 4,526,000   $ 2,574,000  $ 2,302,000



Six Months Ended June 29, 1996 ("1996") Compared to Six
Months Ended July 1, 1995 ("1995")

     Sales and New Orders

     Sales for the six months ended June 29, 1996 were $5,270,000, an increase of 16% over sales of $4,526,000 in the comparable period in 1995. Sales of mobile data communications products and systems increased by 21% and sales of aerospace telemetry products and systems increased by 9%, compared to sales in the same period last year. The increase in sales of mobile data products resulted primarily from export sales of approximately $895,000 to ISA. Included in mobile data sales in 1996 is $288,000 in revenue recognized from the licensing of manufacturing rights of the Company's
MPT 1327 modem to GEC-Marconi Communications.  The MPT
1327 modem is used in trunked radio systems in the United Kingdom using the UK standard MPT 1327 transmission protocol. Under the license agreement, the Company will receive future royalties for each MPT
1327 modem manufactured and sold by the licensee.

     New order levels in 1996 decreased approximately
51% compared to order levels in the same period in 1995. The Company believes new orders for mobile data communications systems in the second half of 1995 and the first half of 1996 were adversely affected by the Company's financial condition. However, order and bid activity has recently improved, the Company believes, as a result of the Company's improving financial performance. New orders for aerospace telemetry products increased by 29% over 1995. The Company's business is generally concentrated in large, single orders for communications systems, with contract performance periods of up to 12 months or longer. As a result, new order levels and sales can fluctuate significantly on a quarter by quarter basis. The backlog of orders for mobile data and aerospace telemetry products and systems at June 29, 1996 was approximately $3,451,000 compared to backlog of $5,703,000 at December 31, 1995, and $9,266,000 at July
1, 1995.

     Gross Margin

     Gross margin, as a percentage of sales, improved to 44% of sales in 1996 from 15% of sales in 1995.
Improved gross margin resulted primarily from a change in product mix with a higher concentration of high-margin standard products and license fees included in the sales mix. Gross margin in the first six months of 1995 was adversely impacted by adjustments to major contracts which resulted in contract losses of approximately $395,000. Gross margin, as a percentage of sales, can be expected to fluctuate from quarter-to-quarter due to, among other factors, sales levels, the sales mix of products and services and adjustments to contracts reported under the percentage-of-completion method of accounting.

     Extraordinary Item - Gain on Extinguishment of
Debt

     In the first six months of 1996, creditors with unsecured claims of approximately $399,000 agreed to settle their claims for payments of approximately
$146,000. The Company recognized a gain on extinguishment of debt of $215,000, net of related settlement expense.

     Operating Expenses and Income Taxes

     Operating expenses in the first six months of 1996 were $2,084,000, a decrease of $539,000 or 20% compared to operating expense levels in the first half of 1995.
 In the first half of 1995, the Company restructured its business and significantly reduced operating expenses. The restructuring efforts in 1995 included reorganizing management, reducing personnel levels, closing all international sales offices and the VSAT earthstation product line, and focusing marketing and selling activities on selected market segments.

     Selling and marketing expense in the first half of 1996 was approximately 17% less than the expense level in the same period in 1995, primarily as a result of reductions in personnel costs and discretionary selling expenses such as travel, advertising and trade show expense. General and administrative expenses were approximately 54% less than the expense levels in 1995, primarily as a result of a reduction in personnel expense and overhead costs incurred in 1995 to support international operations and higher projected sales levels. For the balance of 1996, the Company believes operating expenses will continue at the present levels.

     Research and development expense in 1996 increased by $94,000 or 14% compared to 1995. The increase in research and development resulted from investments in mobile data communications system software. For the balance of 1996, the Company believes that research and development expense will continue at its present level.

     The Company has net operating loss carryforward tax benefits to offset future federal taxable income.
Income tax expense in 1996 and 1995 represents a provision for state income tax expense.

Three Months Ended June 29, 1996 ("1996") Compared to
Three Months Ended July 1, 1995 ("1995")

     Sales and New Orders

     Sales in the second quarter of 1996 were $2,574,000, an increase of 12% over sales of $2,302,000 in the same period in 1995. Sales of mobile data products in 1996 increased by 31% or $391,000 over 1995, as a result of export sales to ISA. Sales of mobile data products and systems in 1996, to customers other than ISA, decreased by 35% compared to 1995, primarily as a result of a reduction in new order activity experienced in the last half of 1995 and the first quarter of 1996. Aerospace telemetry sales in 1996 decreased by $119,000 or 12% compared to 1995, primarily as a result of the timing of new orders in the first half of 1996.

      New orders in the second quarter of 1996 increased significantly over orders in the first quarter of 1996, primarily as a result of orders for mobile data products from ISA. The Company believes orders for mobile data products in the third quarter of 1996 should show improvement over the first two quarters of 1996, based on additional orders from ISA and outstanding bid and proposal activity. Orders for aerospace telemetry products in the second quarter of 1996 increased by 21% over the first quarter of 1996.

      Gross Margin

      Gross margin, as a percentage of sales, increased to 48% from 30% in 1995. The increase in gross margin resulted primarily from a change in product mix to a higher concentration of sales in high-margin standard products, a reduction in manufacturing costs due to higher production volumes of standard product, and royalty fees for the Company's MPT 1327 modem licensed to GEC-Marconi. Royalties fees of approximately
$168,000 were recorded in the second quarter of 1996.
Gross margin, as a percentage of sales, can be expected to fluctuate from quarter-to-quarter due to, among other factors, sales volume, the mix of products and services and adjustments to contracts recorded under the percentage-of-completion method of accounting.

      Operating Expenses and Income Tax

      See results of operations for the six months ended June 29, 1996 for a discussion of operating expenses.

Liquidity and Capital

      Since its inception, the Company has financed its net losses, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financing. In the first six months of 1996, cash requirements were met from $199,000 in cash flow from operating activities and existing cash resources.

     At June 29, 1996 and December 31, 1995, the
Company had a shareholders' deficit of $7,500,000 and $7,571,000, respectively, and a working capital deficit of $7,579,000 and $7,648,000, respectively.
Included in current liabilities at June 29, 1996 was $1,800,000 in past due principal on the Bridge Loan, $4,786,000 in principal and accrued interest on the 12% Debentures and approximately $1,100,000 in trade credit and other unsecured obligations, including disputed claims, that were past due and not paid in accordance with their applicable credit terms. The continuation of operations of the Company is dependent upon the restructuring of existing secured and unsecured debt, additional financing for working capital, the ability to operate profitably over a sustained period of time, and the generation of sufficient cash from operations and other sources to meet working capital and other ongoing cash needs in the time frame required.

     The Bridge Loan, in the principal amount of $1,800,000, was scheduled for repayment on April 17, 1996. The Bridge Loan is collateralized by a security interest in substantially all of the Company's assets.
 See Note 3 to the condensed consolidated financial statements regarding an agreement with the holders of the Bridge Loan for the restructuring of their debt.

           In February 1995, the $4,000,000 principal amount 12% Debentures were declared in default and the payment of principal and interest was accelerated. At
June 29, 1996 there was approximately $786,000 in interest payable on the 12% Debentures. The 12%
Debentures are collateralized by a second position security interest in substantially all of the assets of the Company. See Note 3 to the condensed consolidated financial statements regarding an agreement with the holder of the 12% Debentures for the restructuring of its debt.

     In 1995, the Company engaged the San Diego
Wholesale Credit Association to assist in the
formation of an unsecured creditors' committee and an
out-of-court composition plan for the settlement of
unsecured creditors' claims.  Under the composition
plan implemented by the Company, certain unsecured
creditors accepted 50% of their credit claims in full
settlement of their claims (the "settlement value"),
with quarterly repayments beginning September 30, 1995
at a fixed rate of 5% of the settlement value.  The
unpaid balance of the settlement value is to be paid
in December 1997.   As of June 29, 1996, unsecured
creditors with original claims of approximately
$3,153,000 had agreed to participate in the composition settlement plan. The balance of the Creditors' Note was $1,343,000 at June 29, 1996, and requires quarterly payments of approximately $80,000.

     At June 29, 1996, there were additional unsecured claims of approximately $1,100,000 outstanding, including disputed claims, that have not been paid in accordance with their respective credit terms. A significant portion of these obligations were incurred prior to March 1995. Discussions are continuing with the major unsecured creditors and the Company is of the opinion that satisfactory arrangements can be reached with a majority of these creditors for the settlement of their claims. However, there is no assurance that unsecured creditors will agree to any settlement of their claims or that creditors will not take legal action against the Company.

     In 1996, accounts receivable decreased by $65,000 from 1995 primarily as a result of lower sales in the second quarter of 1996 compared with the level of sales in the last quarter of 1995. Unbilled costs and earnings on contracts, net of related contract invoicing in excess of revenue, decreased by $439,000 in 1996 to $108,000 from $547,000 in 1995. The decrease is a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is typically determined by contract terms. Inventories in 1996 decreased by $49,000, from $1,540,000 to
$1,491,000, primarily as a result of a reduction in parts inventories.

     Accounts payable in 1996 decreased by $832,000 compared to 1995, primarily as a result of the settlement of unsecured creditors claims with a value of $400,000. The Company at times throughout 1995 was unable to make timely payments to its trade and other creditors. In the second half of 1995 and in the first six months of 1996, substantially all vendors required cash on delivery as their terms of sale and the Company was generally meeting its obligations in a timely manner.

     As a result of the Company's inability to meet its obligations to suppliers in accordance with their respective credit terms and the closing of its VSAT earthstation product line, the Company is a party to legal actions and creditor judgments. In the event the Company does not have the funds required to defend against these claims or is unable to settle the legal actions on terms and conditions favorable to the Company, the Company's operations could be adversely affected. At June 29, 1996, the Company was of the opinion that legal actions existing as of that date did not represent an immediate and significant risk to the Company's business.

     See Note 1. "Summary of Significant Accounting
Policies -- Basis of Presentation" and Note 2.
"Management's Plan for Future Operations and
Financing" to the condensed consolidated financial statements.

     Cautionary Statements

     In the interest of providing the Company's shareholders and potential investors with certain
Company information, including management's assessment of the Company's future potential, certain statements set forth herein contain or are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended.

     Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are to the knowledge and in the judgment of the management of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted herein. In addition, the forward-looking statements herein are based on management's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

     In particular, the Company believes that the following factors could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable:

     The Company has operated at a loss on a
consolidated basis since inception. Although the Company has improved its operating results and reported four consecutive quarters of operating profit before interest and income taxes, there is no assurance that the Company will report profitable operations in the future. The continuation of operations of the Company is dependent upon its ability to operate profitably over a sustained period of time and to generate sufficient cash from operations and other sources to meet working capital and other ongoing cash requirements.

     The Company's common stock is subject to significant volatility in both market price and trading volume. Factors such as new product announcements and contract awards by the Company or its competitors; fluctuations in operating results, new orders and backlog levels; and general market conditions may have an immediate and significant impact on the market price and trading volume of the Company's common stock.

     The Company entered into an Investment Agreement with ISA and certain senior secured creditors pursuant to which ISA is to acquire a controlling common stock ownership interest in the Company, and the secured creditors are to restructure their existing debt on terms and conditions favorable to the Company Certain provisions of the Investment Agreement require shareholder approval. In the event shareholders do not approve such provisions of the Investment
Agreement, or in the event ISA elects not to consummate the Investment Agreement, then the 12%
Debentures and Bridge Loan will continue in default.
In the event the Investment Agreement is not consummated, there is no assurance that the Company can negotiate a restructuring of the secured debt on terms acceptable to the Company, or that the senior secured credit holders will not take action to enforce collection, including action to foreclose on the Company's assets.

     The Investment Agreement, if consummated, will result in substantial dilution in the current shareholders' ownership interest in the Company. At
June 29, 1996 there were 14,758,201 common shares outstanding. Pursuant to the Investment Agreement, ISA is to receive approximately 49,009,000 shares of common stock and the senior secured creditors are to receive securities that are convertible into approximately
9,744,100 shares of common stock.  Subsequent to June
29, 1996, ISA funded the $1,000,000 working capital loan required by the Investment Agreement and immediately converted the working capital loan into 4,000,000 shares of common stock. Assuming the Investment Agreement is consummated, and the securities issued to secured creditors under the Investment
Agreement are eventually converted into common stock
(the 6% Debenture converted first into Series B
Preferred Stock and then the conversion of Series A and Series B Preferred Stock into approximately 9,744,100 shares of common stock), there would be approximately
77,512,000 shares of common stock outstanding.

     The Investment Agreement, if consummated, will result in ISA having the right to appoint a majority of the Company's board of directors; and ISA will hold a majority of the outstanding shares of common stock. As a result of its control of the Board of Directors and its common stock ownership, ISA will control the Company. Accordingly, ISA will have the ability to approve significant transactions without the approval of the other minority shareholders, such as a sale of all the Company's assets or transactions designed to take the Company private. ISA has stated its present intent to keep the Company a publicly-held and traded entity, and ISA has no present intent to take the Company private.

     At June 29, 1996, the Company employed
approximately 66 personnel, all of whom were located in the United States. A number of employees are considered by the Company to be highly skilled and critical to particular aspects of its business.
Primarily as a result of the Company's financial condition, the Company may be unable to retain personnel with the experience and skills that are critical to its operations, or hire qualified and experienced replacements in the time frame required.
In the event key personnel leave the employment of the Company and cannot be replaced in the time frame required, the operations of the Company would be adversely affected.

     The Company generally competes for large, special order contracts for mobile data and aerospace telemetry systems. As a result of the Company's financial condition and limited working capital, the Company believes that certain customers awarded contracts in 1995 and the first half of 1996, that would have otherwise been awarded to the Company, to other competitors with substantially greater financial resources. The Company believes its financial condition has caused delays in and the loss of customer contracts in the past twelve months, and continuing delays in or the loss of contract awards will adversely affect the operations of the Company.

     The market for the Company's mobile data communications and aerospace telemetry products are characterized by rapid change driven by advancements in digital signal processing technology, the miniaturization of electronic components and the construction of new wireless terrestrial and satellite communications systems. The Company's ability to compete successfully depends, in part, on its knowledge of the wireless mobile communications and aerospace telemetry markets, its ability to anticipate and react to such changes, and its ability to implement technological advancements in new products and software to meet customer requirements. The
Company intends to spend approximately 10% to 12% of consolidated sales on research and development in 1996. The Company believes this level of investment should be sufficient to maintain the competitive position of the Company's present core technologies in the near term. However, higher investment rates could be required thereafter to maintain the competitive position of the Company's products and technology. In the event the Company's cash flow or award of new business is less than anticipated, the Company may be required to significantly reduce its investment in research and development.





PART II - OTHER INFORMATION



Item 3.  Defaults Upon Senior Securities

     In February 1995, the holder of the $4,000,000 principal amount 12% Convertible Debenture declared the securities in default and accelerated the payment of principal because the Company failed to pay interest when due and it was not in compliance with the financial covenants of the 12% Convertible Debenture
Loan Agreement. At June 29, 1996, the accrued and unpaid interest on the 12% Convertible Debentures was approximately $786,000. The 12% Debentures are collateralized by a second position security interest in substantially all of the Company's assets.

     On April 17, 1996, the Company did not retire
$1,800,000 in principal scheduled for repayment on the Bridge Loan. The Bridge Loan is collateralized by a senior security interest in substantially all of the Company's assets.

    See Note 3 to the condensed consolidated financial statements regarding the pending agreement with the holders of the 12% Convertible Debentures and holders of the Bridge Loan for the restructuring of their debts. As a condition of the Investment Agreement, holders of the 12% Convertible Debentures and the Bridge Loan have not taken any action to initiate foreclosure on the Company's assets; however, there is no assurance the holders will not take action in the future to enforce collection, including actions to foreclosure on the Company's assets, in the event the Investment Agreement is not consummated.

Item 6. Exhibits and Reports on Form 8-K

       (a)        Exhibits.

                 None.

       (b)       Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated May 1, 1996 to report the Investment Agreement with ISA and certain senior secured debt holders.



                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CODED COMMUNICATIONS CORPORATION
                          (Registrant)


August 12, 1996     /s/ John A. Robinson, Jr.
    Date                John A. Robinson, Jr.
                        Chief Executive Officer
                        and President













Page 33 of 18