Form 10QSB/A
period 1996-06-29
CODED COMMUNICATIONS CORP /DE/
filed 1996-10-10
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-QSB/A


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


August 12, 1996     /s/ Steven Brogardt
    Date                Vice President Finance









                         EXPLANATORY NOTE


	This amendment to Form 10-QSB for the quarterly period ended June 29, 1996 and filed on August 12, 1996, is filed by the registrant for information required by Item 601(C) of Regulation S-K and Regulation S-B and Rule 401 of Regulation
S-K which require a Financial Data Schedule which is submitted as Exhibit 27.