Form 10QSB
period 1996-09-28
CODED COMMUNICATIONS CORP /DE/
filed 1996-11-12
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C.  20549



                                    FORM 10-QSB


    (Mark One)

      [X]	   Quarterly report pursuant to Section 13 or 15(d)
of the Securities  Exchange Act of 1934

	    For the quarterly period ended:  September 28, 1996

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

As of November 1, 1996, there were 72,445,201 shares of the Registrant's common stock outstanding.



              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          FORM 10-QSB QUARTERLY REPORT
                      QUARTER ENDED SEPTEMBER 28, 1996





                                    INDEX





                     PART I.  FINANCIAL INFORMATION


			                                                                    PAGE

ITEM 1.     FINANCIAL STATEMENTS                                          3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION                                     12





                       PART II.  OTHER INFORMATION


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             18

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            19



                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (UNAUDITED)

                            Three Months Ended   Nine Months Ended
                    September 28,   September 30, September 28, September 30,
                         1996            1995         1996          1995
Net sales         $ 3,405,000      $ 2,589,000   $8,675,000   $ 7,115,000
Cost of sales       1,933,000        1,359,000    4,879,000     5,200,000
Gross margin        1,472,000        1,230,000    3,796,000     1,915,000

Operating expenses:
  Selling and administrative
   expense                696,000       987,000   2,004,000      2,928,000
  Research and
   development            562,000       220,000   1,338,000        902,000
    Total operating
      expenses          1,258,000     1,207,000    3,342,000      3,830,000

Income (loss) before interest,
  income taxes and
  extraordinary item      214,000        23,000      454,000     (1,915,000)
Interest expense           19,000       189,000      425,000        570,000
Provision for income
 taxes                      6,000         6,000       18,000         18,000

Income (loss) before
  extraordinary item      189,000      (172,000)      11,000     (2,503,000)
Extraordinary item-gain
 on  extinguishment
 of debt                  643,000     1,256,000       858,000      1,256,000

Net income (loss)     $   832,000   $ 1,084,000    $  869,000    $(1,247,000)

Net income (loss) per share:
  Income (loss) before
  extraordinary item  $      --     $      (.01)   $     --      $     (.18)
  Extraordinary gain          .01           .08           .02           .10

  Net  income (loss)  $       .01   $       .07    $      .02    $     (.08)

Average shares
  outstanding          74,761,000    15,146,000    34,728,000    13,605,000




The accompanying notes are an integral part of the unaudited financial statements.



           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                               September 28,    December 31,
                                                  1996             1995
ASSETS
Current assets:
  Cash and cash equivalents                     $     876,000  $     201,000
  Accounts receivable, net                          2,045,000      1,828,000
  Unbilled costs and earnings on contracts            260,000        817,000
  Inventories                                       1,491,000      1,540,000
  Prepaids and other current assets                   332,000        314,000
     Total current assets                           5,004,000      4,700,000

Property and equipment, net                           735,000        821,000
Other assets                                          277,000        300,000
                                                 $  6,016,000   $  5,821,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of debt                         $    820,000   $  6,151,000
 Accounts payable                                   1,159,000      2,437,000
 Accrued payroll and related benefits                 531,000        431,000
 Accrued interest                                      15,000        757,000
 Accrued warranty                                     273,000        246,000
 Contract invoicing in excess of revenue                 --          270,000
Reserve for restructuring costs                       271,000        295,000
Deferred revenue and progress payments                934,000        624,000
Other accrued liabilities                             941,000      1,137,000

     Total current liabilities                      4,944,000     12,348,000

Long-term debt, net of current portion              5,419,000      1,044,000
Commitments and contingencies                           --              --
Shareholders' equity (deficit):
   Preferred stock, $.01 par value, 2,000,000 shares
   authorized; issued and outstanding 8,000
   shares  8% Series A preferred stock,
   liquidation value                                  800,000           --

Common stock, $.01 par value, 100,000,000 shares
 authorized;  72,445,201 shares outstanding in 1996
 and 14,566,201 shares outstanding in 1995            725,000        146,000
Additional paid-in capital                         24,306,000     23,330,000
Accumulated deficit                               (30,178,000)   (31,047,000)
   Total shareholders' equity (deficit)            (4,347,000)    (7,571,000)
                                                 $  6,016,0000  $  5,821,000

The accompanying notes are an integral part of the unaudited financial statements.


             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY (DEFICIT)
                                (UNAUDITED)



                              Common Stock                               Convertible
                                                 Additional              Preferred Stock                     Total
                                                  Paid-in                Liquidation     Accumulated    Shareholders'
                          Shares         Par      Capital      Shares    Value          Deficit      Equity (Deficit)
                                        Value
Balances,
  December 31, 1994      12,538,324  $   125,000  $ 22,191,000     ---    $    ---       $ (29,930,000)   $ (7,614,000)

Conversion of 13.5%
  debentures              1,319,997       13,000       977,000     ---         ---            ---              990,000
Issuance of common stock
 for services               377,880        4,000        80,000     ---         ---            ---               84,000
Net loss for period          ---           ---           ---       ---         ---          (1,247,000)       (1,247,000)

Balances, September 30,
   1995                  14,236,201   $  142,000   $23,248,000     ---    $    ---      $ (31,177,000)    $ (7,787,000)

Balances, December 31,
   1995                  14,566,201   $  146,000  $ 23,330,000     ---    $    ---      $ (31,047,000)   $ (7,571,000)

Issuance of common stock
  for services              264,000        3,000        50,000     ---         ---              ---          53,000
Issuance of Series A preferred
 stock in exchange for debt   ---          ---           ---      8,000     800,000            ---            800,000
Issuance of common stock for
  cash and other
  consideration          57,615,000      576,000       926,000     ---        ---              ---          1,502,000
Net income for period        ---           ---           ---       ---        ---            869,000          869,000

Balances, September 28,
  1996                   72,445,201   $  725,000   $ 24,306,000  $8,000    $800,000    $(30,178,000)    $ (4,347,000)






The accompanying notes are an integral part of the unaudited financial statements




           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)




                                                                                               Nine Months Ended
                                            September 28,    September 30,
                                                1996            1995
Cash flows from operating activities:
  Net income (loss)                        $    869,000      $ (1,247,000)
  Extraordinary item-gain on
    extinguishment  of debt                    (858,000)       (1,256,000)
  Depreciation and amortization                 278,000           423,000
  Other                                         115,000           100,000
  Change in assets and liabilities, net        (147,000)          977,000
     Net cash provided (used) by operating
        activities                              257,000        (1,003,000)

Cash flows from investing activities:
  Additions to property and equipment, net    (180,000)          (13,000)
     Net cash provided (used) by
      investing activities                    (180,000)          (13,000)

Cash flows from financing activities:
  Sale of common stock                     $ 1,400,000        $     --
  Additions to debt                              --            1,050,000
  Payments on short-term and long-term debt   (802,000)         (226,000)
      Net cash provided (used) by financing
       activities                              598,000           824,000

Net increase (decrease) in cash and
    equivalents                                675,000         (192,000)
Cash and equivalents, beginning of period      201,000          460,000
Cash and equivalents, end of period         $  876,000       $  268,000

Supplemental cash flow information:
 Cash paid for interest                     $  105,000       $   99,000
 Cash paid for income taxes                     18,000           15,000








The accompanying notes are an integral part of the unaudited financial statements.




               CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies:

     Basis of Presentation

     Coded Communications Corporation and its wholly-owned subsidiaries
(the "Company") develop, manufacture and market wireless digital transmitting, receiving and processing equipment and systems for use in two primary markets: mobile data communications and aerospace telemetry.
The Company's products employ similar technologies and techniques to transmit, receive and process digitized information transmitted over conventional voice radio channels and satellite communications links.
The Company's mobile include public safety, emergency medical services, utilities and service fleets. The Company's aerospace telemetry products and systems are marketed to the United States and foreign governments and agencies, and to defense prime contractors for use in research, development, test and evaluation programs for aircraft, space and weapons systems.

     In September 1996, the Company completed a transaction with Grupo Information Satellites and Advertising, S.A. de C.V. ("ISA") and certain of the Company's secured creditors, pursuant to which ISA acquired a 75% common stock ownership interest in the Company and the secured creditors restructured their debt on terms considered by the Company to favorable. See Note 3 "Investment by ISA and Restructuring of Debt."

     The financial information of the Company included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods.

     The unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year-end. The results of operations for the three month and nine month periods ended September 28, 1996 are not necessarily indicative of results that can be expected for the full year. The united consolidated balance sheet as of December 31, 1995.

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities or the effects on existing shareholders' deficit that may result from any plans, arrangements or other actions arising from the inability to continue as a going concern. See Note 3 "Investment by ISA and Restructuring of Debt" and
 Management's Discussion and Analysis or Plan of Operation - Cautionary Statements".



           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     Revenue Recognition

     Revenues on engineering and systems contracts requiring contract performance prior to commencement of deliveries are recorded using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. Losses, if any, are recorded when known. All other revenue is recognized upon shipment of products or performance of services. The Company has provided loss reserves for certain contracts based on the estimated cost to complete the contracts increase in the contract loss reserves could be required within the next year.

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

     Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. For purposes of calculating average common shares outstanding, The 57,600,000 common shares issued in connection with the ISA transaction are considered to be issued and outstanding as of July 1, 1996.

     Statements of Cash Flow

     Non-cash financing activities in 1996 included (i) an increase of $118,000 in the value of the creditors' note in exchange for the settlement of unsecured credit claims valued at $236,000, (ii) the issuance of 8,000 shares of Series A preferred stock in settlement of $800,000 of the principal amount of the Bridge Loan and (iii) the issuance of 264,000 shares of common stock in exchange for services valued at $53,000. Non-cash financing and investing activities in 1995 were related to (i) the issuance of 377,880 shares of common stock valued at $84,000 for consulting services, (ii) the conversion of $990,000 principal amount of 13.5% convertible debentures into 1,319,997 shares of common stock, and (iii) the issuance of the creditors note in the amount of $1,331,000 in exchange for the settlement of unsecured creditors' claims.


       CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   Management's Plan for Future Operations and Financing:

     The Company has operated at a loss on a consolidated basis since inception. At September 28, 1996, the Company had net working capital of $60,000 and a shareholders' deficit of $4,347,000. The continuation of operations of the Company is dependent upon its ability to operate profitably over a sustained period of time and to generate sufficient cash from operations and other sources to meet working capital and other ongoing cash requirements in the time frame required. Although the Company has reported five consecutive quarters of operating income before interest expense and income taxes, there is no assurance the Company will continue to operate at a profit or that it will operate at a profit in the current year. The Company may need additional equity or debt financing in 1997 to continue its planned level of operations.
The Company believes, as a result of its recent financial performance and the restructuring of secured debt, that financing should be available at terms and conditions acceptable to the Company. However, as a result of ISA acquiring a controlling common stock ownership interest in the Company, it may become more difficult to obtain financing in the near-term from sources other than ISA.
The potential sources of financing that may be required to be provided by ISA include additional equity investments, loans or guarantees of debt. See Note 3 "Investment by ISA and Restructuring of Debt" and "Management's Discussion and Analysis or Plan or Operation-Cautionary Statements."

3.    Investment by ISA and Restructuring of Debt

      On September 27, 1996 the Company consummated an agreement with Grupo Information, Satellites and Advertising S.A. de C.V. ("ISA") and certain of the Company's senior secured creditors pursuant to which ISA (through its subsidiary, ISA Investments Corporation) acquired a controlling common stock ownership interest in the Company, and the Company's senior secured debt holders restructured their debt.

     Under the terms of agreements entered into on May 1, 1996 and July 17, 1996, ISA received approximately 54,400,000 shares of the Company's common stock, or a common stock ownership interest of approximately 75%, and the Company received (i) $1,400,000 in cash; (ii) a guarantee that ISA will place not less than $10,000,000 in orders for the Company's products over an 18 month period, secured by up to one-half of ISA's shares in the Company; and (iii) the agreement of senior secured creditors for the restructuring of their debt (as described below). As of September 28, 1996, ISA had placed approximately $3,400,000 in orders for the Company's mobile data products and systems.

     Holders of the Company's senior secured $1,800,000 Bridge Loan, which was due on April 17, 1996, canceled the Bridge Loan in exchange for a cash payment of $400,000; a new $600,000 principal amount, 6% interest rate one-year term note, convertible into common shares at a price of $.25 per share; and 8,000 shares of newly issued Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $800,000, a dividend of 8% per year, and is convertible into 2,400,000 shares of common stock. Dividends on the Series A Preferred Stock will be paid 50% in cash and 50% in shares of common stock. The 6% Term Note is collateralized by a security interest in the assets of the Company. Warrants to purchase 3,600,000 shares of common stock issued to holders of the Bridge Loan in 1995 were canceled. See Note 6 "Short-Term and Long-Term Debt."

     Renaissance Capital Partners II, holders of the Company's secured $4,000,000 principal amount, 12% Convertible Debentures
(the "12% Debentures") exchanged their 12% Debentures and accrued interest of $902,000 for a new seven-year, $4,800,000 principal amount, 6% Convertible Debenture and 200,000 shares of common stock.
The 6% Convertible Debenture is convertible into 48,000 shares of Series B Preferred Stock. The Series B Preferred Stock will have a liquidation preference of $4,800,000, a dividend rate of 6% per year, and will be convertible into approximately 7,407,000 shares of common stock. The 6% Convertible Debenture is collateralized by a security interest in the assets of the Company. See Note 6 "Short-Term and Long-Term Debt."


         CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     ISA is one of a privately-held group of 10 affiliated companies (collectively, "Grupo ISA"), each of which is incorporated under the laws of Mexico. The combined unaudited revenues of Grupo ISA were approximately $48,000,000 in 1995. Mr. Hugo R. Camou is the Chairman of the Board and majority shareholder of ISA. In addition to the distribution of the Company's mobile data products, Grupo ISA is engaged in the distribution of mobile data products, satellite communications, computer network systems, electronic signage and advertising. ISA designs, installs, distributes and operates electronic equipment for information display, visual communications and advertising. ISA's products and systems include airport flight information display systems, and information display systems for stock exchanges and stockbrokers. In addition, ISA operates a nationwide network of remote controlled electronic signs throughout Mexico featuring full color, large format signs used for advertising. Other Grupo ISA companies include a provider of telecommunications services in Mexico, primarily as a long-distance telephone carrier with a teleport in Cancun, Mexico; and the largest producer in Mexico of computerized, full color, large format images. Grupo ISA also operates over 1,000 billboards throughout Mexico. ISA and Grupo ISA's principal executive offices are located at Orizaba No.182 Col., Roma 06700, Mexico, D.F.

4.  Extraordinary Gain on Extinguishment of Debt:

     In the three and nine month periods ended September 28, 1996 and September 30, 1995, agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in gains of $643,000, $858,000, $1,256,000 and $1,256,000, respectively, net of expense. The gains on the extinguishment of debt are reflected as extraordinary items in the accompanying consolidated financial statements. See Note 6 to the condensed consolidated financial statements regarding the agreement of certain unsecured creditors to participate in a composition settlement plan.

5.  Inventories and Accounts Receivable:
     Inventories consisted of:           September 28,    December 31,
                                             1996            1995
       Purchased parts, net              $   446,000      $   548,000
         Work in process                   1,020,000          977,000
         Finished goods                       25,000           15,000
         Total inventories               $ 1,491,000      $ 1,540,000

     Included in accounts receivable at September 28, 1996, was approximately $887,000 due from ISA for September 1996 mobile data product shipments.

6.  Short-Term and Long-Term Debt:
    Short-term and long-term debt consisted of:   September 28,  December 31,
                                                     1996           1995
     Bridge loan, due April 17, 1996           $     --       $  1,800,000
     12% Debentures                                  --          4,000,000
      6% Term Note                                600,000            --
      6% Convertible Debenture                  4,800,000            --
      Creditors' Note                             832,000        1,394,000
      Other obligations                             7,000            1,000
                                                6,239,000        7,195,000
      Less amount due within one year            (820,000)      (6,151,000)
      Long-term due after one year            $ 5,419,000      $ 1,044,000


            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In September 1996, holders of the $1,800,000 Bridge Loan canceled their notes in exchange for a cash payment of $400,000; a new one-year $600,000 principal 6% Term Note (convertible into an aggregate of 2,400,000 shares of common stock); and 8,000 shares of Series A Preferred Stock with a liquidation preference of $800,000. The 6% Term Note is due on September 27, 1997 and is collateralized by a security interest in the assets of the Company. Interest on the 6% Term Note is payable quarterly, with 50% of the interest payable in shares of common stock and 50% of the interest payable in cash. See
Note 3 "Investment by ISA and Restructuring of Debt."

     In September 1996, the holder of the $4,000,000 principal amount, 12% Convertible Debentures exchanged the 12%
Convertible Debentures and $800,000 in accrued interest for a new 6% Convertible Debenture. The 6% Convertible Debenture is due September 27, 2003 and is collateralized by a security interest in the assets of the Company. Interest on the 6% Convertible Debenture is payable quarterly, with 50% of the interest payable in shares of common stock and 50% of the interest payable in cash. The 6% Convertible Debenture is convertible into 48,000 shares of Series B Preferred Stock
(the Series B Preferred Stock is convertible into approximately 7,407,000 shares of common stock).
Under the terms and conditions of the 6% Convertible Debenture, the Company may force the conversion of the 6% Convertible Debenture into Series B Preferred Stock at such time as the shares of common stock into which the Series B Preferred Stock is convertible, have a fair market value of 70% of the principal amount of the 6% Convertible Debenture, or $3,360,000.
For purposes of the conversion provision, fair market value is the average bid price of a share of the Company's common stock for the 20 trading days following the filing of the Company's Quarterly Report on Form 10-QSB or its Annual Report on Form 10-KSB. At September 28, 1996, the value of the common shares underlying the Series B Preferred Stock was in excess of $3,360,000 based on the closing per share bid price quoted on the NASDAQ Electronic Bulletin Board.
In the event the fair market value of the common shares underlying the Series B Preferred Stock is in excess of $3,360,000 for the required period of time following the filing of the Company's Form 10-QSB or Form 10-KSB, the Company intends to exercise its right to force the conversion of the 6% Convertible Debenture into 48,000 shares of Series B Preferred Stock. See Note 3 "Investment by ISA and Restructuring of Debt."

     In 1995, the Company engaged the San Diego Wholesale
Credit Association to assist in the formation of an out-of-court composition settlement plan for the voluntary settlement of unsecured creditors' claims. Under the composition settlement plan, certain of the Company's unsecured creditors accepted
50% of their credit claims in full settlement of their claims (the "settlement value"), with quarterly payments beginning in September 1995 at a fixed rate of 5% of the settlement value. The unpaid balance of the settlement value si to be paid in December 1997. As of September 28, 1996, unsecured creditors with original claims of approximately $3,153,000 had agreed to participate in the composition settlement plan.
In the nine month period ended September 28, 1996, creditors with original claims of approximately $236,000 agreed to participate in the composition settlement plan, accepting future payments totaling approximately $118,000 in full settlement of their claims. In September 1996, the Company offered all participants in the composition settlement plan a lump sum cash payment equal to 35% of the remaining balance of their settlement claim as an early settlement. Participants in the composition settlement plan holding
$435,000 in claims accepted the Company's offer and were paid approximately $152,000 in full settlement of the unpaid balance of their settlement value. A gain of $283,000 on the settlement of debt is included as an extraordinary gain in the consolidated financial statements. The Creditors' Note is collateralized by a subordinated security interest in the assets of the Company.


                                            __________________________


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

     The Company, following the restructuring, reported an operating profit before interest and income taxes of approximately $250,000 in the last six months of 1995 and approximately $454,000 in the first nine months of 1996.
Although the Company has reported an operating profit before interest and income taxes for the last five consecutive quarters, there is no assurance the Company will continue to operate at a profit or that it will operate at a profit in the current year. In addition, as a result of the restructuring of business operations in the first quarter of 1995, any comparison of sales and operating expenses for the nine month periods in 1996 and 1995 may not represent a meaningful analysis. Sales by the Company's major product lines are presented below.

                               Nine Months Ended      Three Months Ended
                         September 28,  September 30, September 28, September 30,
                              1996          1995          1996        1995
Mobile data communications
    products                $6,152,000   $4,425,000   $2,704,000   $1,577,000
Aerospace telemetry
    products                 2,523,000    2,690,000      701,000    1,012,000
                            $8,675,000   $7,115,000   $3,405,000   $2,589,000

Nine Months Ended September 28, 1996 ("1996") Compared to
Nine Months Ended September 30, 1995 ("1995")

     Operating Income

     For the first nine months of 1996, operating income before interest, income taxes and extraordinary gain was $454,000, compared to an operating loss of $(1,915,000) in 1995. Income before extraordinary gain in 1996 was $11,000, the Company's first year-to-date profit in its history, compared to a loss of $(2,503,000) in 1995. The sharp turnaround in operating performance resulted primarily from increased sales, improved gross margin on sales and a reduction in operating expense.

     The Company's sales in the second and third quarter of 1996 were favorably impacted by sales of mobile data products to customers in Mexico. The pilot phase and initial system evaluations on these contracts are expected to start in the fourth quarter of 1996 and be completed before the end of the year. However, until the pilot phase and system evaluations are complete, no significant new orders from customers in Mexico are expected. As a result, sales in the last quarter of 1996 could be negatively impacted and fall below the sales levels of the third quarter of 1996. In that case, the Company may operate at break-even or an operating loss in the fourth quarter of 1996. Future sales of mobile data products to customers in Mexico, if delayed, are expected to resume in the first quarter of 1997 and could represent a significant portion of mobile data product revenue in 1997.

     Sales and New Orders

     Sales for the nine months ended September 28, 1996 were $8,675,000, an increase of 22% over sales of $7,115,000 in the comparable period in 1995. Sales of mobile data communications products and systems increased by 39% and sales of aerospace telemetry products and systems decreased by 6%, compared to sales in the same period last year. The increase in sales of mobile data products resulted from export sales of approximately
$3,000,000 to ISA for customers in Mexico. Included in mobile data sales in 1996 and 1995 is $288,000 and $375,000, respectively, in revenue recognized from the licensing of manufacturing rights of the Company's MPT 1327 modem to GEC-Marconi Communications.
The MPT 1327 modem is used in trunked radio systems in the United Kingdom using the UK standard MPT 1327 transmission protocol. Under the license agreement, the Company will receive future royalties for each MPT 1327 modem manufactured and sold by the licensee.

     New order levels in 1996 increased approximately 47% compared to order levels in the same period in 1995. New orders for mobile data and aerospace telemetry products increased 51% and 41%, respectively, over order levels in the prior year. The increase in orders for mobile data products resulted from orders placed by ISA for customers in Mexico. The Company believes new orders for domestic mobile data communications systems in the second half of 1995 and the first half of 1996 were adversely affected by the Company's financial condition. However, bid and order activity has recently improved, the Company believes, as a result of the Company's improving financial performance.

     The Company's business is generally concentrated in large, single orders for communications systems, with contract performance periods of up to 12 months or longer. As a result, new order levels and sales can fluctuate significantly on a quarter-by-quarter basis. The backlog of orders for mobile data and aerospace telemetry products and systems at September 28, 1996 was approximately $4,690,000, compared to backlog of $5,703,000 at December 31, 1995, and $7,672,000 at September 30, 1995.

     Gross Margin

     Gross margin, as a percentage of sales, improved to 44% of sales in 1996 from 27% of sales in 1995. Improved gross margin resulted primarily from a change in product mix and improved pricing on mobile data system contracts. Gross margin in the first nine months of 1995 was adversely impacted by adjustments to major contracts which resulted in contract losses of approximately $395,000. Gross margin, as a percentage of sales, can be expected to fluctuate from quarter-to-quarter due to, among other factors, sales levels, the sales mix of products and services and adjustments to contracts reported under the percentage-of-completion method of accounting.

     Extraordinary Item - Gain on Extinguishment of Debt

     In the first nine months of 1996, creditors with unsecured claims of approximately $1,273,000 agreed to settle their claims for current and future payments of approximately $345,000.
The Company recognized a gain on extinguishment of debt of $858,000, net of related settlement expense. In the first nine months of 1995, creditors with claims of approximately
$2,891,000 agreed to settle their claims for approximately
$1,535,000, and the Company recognized a gain on extinguishment of debt of $1,256,000, net of expense.

     Operating Expenses and Income Taxes

     Operating expenses in the first nine months of 1996 were $3,342,000, a decrease of $488,000 or 13% compared to operating expense levels in the first nine months of 1995.
In the first half of 1995, the Company restructured its business and significantly reduced operating expenses.
The restructuring efforts in 1995 included reorganizing management, reducing personnel levels, closing all international sales offices and the VSAT earthstation product line, and focusing marketing and selling activities on selected market segments.

     Selling and marketing expense in the first nine months of 1996 was approximately 9% less than the expense level in the same period in 1995, primarily as a result of reductions in personnel costs and discretionary selling expenses such as travel, advertising and trade show expense. General and administrative expenses were approximately 53% less than the expense levels in 1995, primarily as a result of reductions in personnel expense and overhead costs incurred in 1995 to support international operations and higher projected sales levels. For the balance of 1996, the Company believes operating expenses will continue at the present levels.

     Research and development expense in 1996 increased by $436,000 or 48% compared to 1995. The increase in research and development expense resulted primarily from investments in the continuing development of the Quad 7 integrated telemetry system and mobile data communications system software. For the balance of 1996, the Company believes that research and development expense will continue at its present level.

     The Company has net operating loss carryforward tax benefits to offset future federal taxable income. Income tax expense in 1996 and 1995 represents a provision for state income tax expense.

Three Months Ended September 28, 1996 ("1996") Compared to Three Months Ended September 30, 1995 ("1995")

     Sales and New Orders

     Sales in the third quarter of 1996 were $3,405,000, an increase of 32% over sales of $2,589,000 in the same period in 1995. Sales of mobile data products in 1996 increased by 72% or $1,127,000 over 1995, as a result of export sales to ISA customers in Mexico. Sales of mobile data products and systems in 1996, to customers other than ISA, decreased by 62% compared to 1995, primarily as a result of a reduction in new order bookings experienced in the last half of 1995 and the first quarter of 1996.
Aerospace telemetry sales in 1996 decreased by $311,000 or 31% compared to 1995, primarily as a result of the timing of new orders in the first half of 1996.

     New orders in the third quarter of 1996 increased significantly over orders in the first and second quarters of 1996, primarily as a result of orders for mobile data products from ISA for customers in Mexico. Orders for aerospace telemetry products in the third quarter of 1996 were nearly equal to the orders received in the first and second quarters of 1996.

     Gross Margin

     Gross margin, as a percentage of sales, decreased to 43% from 48% in 1995. The decrease in gross margin resulted primarily from a change in product mix and increased costs on mobile data system contracts in the third quarter of 1996. Gross margin, as a percentage of sales, can be expected to fluctuate from quarter-to-quarter due to, among other factors, sales volume, the mix of products and services and adjustments to contracts recorded under the percentage-of-completion method of accounting.

     Operating Expenses, Interest Expense  and Income Tax

     See results of operations for the nine months ended
September 28, 1996 for a discussion of operating expenses.

     In the third quarter of 1996, interest expense decreased by $170,000, to $19,000 from $189,000. The decrease resulted from a decrease in the weighted average annual interest rate to 6 percent in 1996 from nearly 12 percent in 1995.
In addition, as a result of the debt restructuring completed in the third quarter of 1996, the Company negotiated a settlement of a portion of interest expense, accrued at an annual interest rate of 12 percent, at an interest rate of 6 percent. The adjustment in interest expense was reflected in interest expense in the third quarter of 1996.

Liquidity and Capital

     Since its inception, the Company has financed its net losses, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financing. In the first nine months of 1996, cash requirements were met by $257,000 in cash flow from operating activities and proceeds of $1,400,000 from the sale of common stock.

     At September 28, 1996 and December 31, 1995, the
Company had a shareholders' deficit of $4,347,000 and $7,571,000, respectively; and net working capital of $60,000 at September 28, 1996. The continuation of operations of the Company is dependent, in part, on the Company's ability to operate profitably over a sustained period of time; to generate sufficient cash from operations and other sources to increase working capital and meet other ongoing cash needs in the time frame required; and the market acceptance of the Company's mobile data communications products in light of the Company's past financial instability.

     In the third quarter of 1996, the Company consummated its agreements with ISA and certain of the Company's secured creditors. Under these agreements ISA acquired a 75% ownership interest in the Company's outstanding common shares for a cash investment of $1,400,000, and secured creditors holding debt in the amount of $6,600,000 agreed to restructuring their debt on terms considered by the Company to be favorable. Approximately $745,000 of the cash proceeds received from the ISA investment were used to retire $400,000 in principal of the Bridge Loan and $345,000 was used to settle unsecured and secured claims aggregating $1,273,000. See Note 3 "Investment by ISA and Restructuring of Debt" and Note 6 "Short-Term and Long-Term Debt."

     At September 28, 1996 and December 31, 1995, there were additional unsecured claims of approximately $700,000 and $1,600,000, respectively, outstanding, including disputed claims, that were not paid in accordance with their respective credit terms. A significant portion of these obligations were incurred prior to March 1995. Discussions are continuing with the major unsecured creditors with past due or disputed claims and the Company is of the opinion that satisfactory arrangements can be reached with a majority of these creditors for the settlement of their claims prior to the end of the year.
However, there is no assurance that remaining unsecured creditors with past due or disputed claims will agree to any settlement of their claims or that such creditors will not take legal action against the Company.

     In 1996, accounts receivable increased by $217,000 from 1995 primarily as a result of higher sales in the third quarter of 1996 compared with the level of sales in the last quarter of 1995. Included in accounts receivable at September 28, 1996 was $887,000 due from ISA. Unbilled costs and earnings on contracts, net of related contract invoicing in excess of revenue, decreased by $287,000 in 1996 to $260,000 from $547,000 in 1995. The decrease is a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is typically determined by contract terms. Inventories in 1996 decreased by $49,000, from $1,540,000 to $1,491,000, primarily as a result of a reduction in parts inventories.

     Accounts payable in 1996 decreased by $1,278,000 compared to 1995, primarily as a result of the settlement of unsecured creditors claims with a value of $838,000.
The Company at times throughout 1995 was unable to make timely payments to its trade and other creditors. In the second half of 1995 and in the first nine months of 1996, substantially all vendors required cash on delivery as their terms of sale and the Company was generally meeting its obligations in a timely manner.

     As a result of the Company's inability in 1994 and early
1995 to meet its obligations to suppliers in accordance with their respective credit terms the Company is a party to legal actions and creditor judgments. In the event the Company does not have the funds required to defend against these claims or is unable to settle the legal actions on terms and conditions favorable to the Company, the Company's operations could be adversely affected. At September 28, 1996, the Company was of the opinion that legal actions existing as of that date did not represent an immediate and significant risk to the Company's business.

     See Note 1. "Summary of Significant Accounting Policies --
Basis of Presentation" and Note 2. "Management's Plan for
Future Operations and Financing" to the condensed consolidated financial statements.

     Cautionary Statements

     In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein or elsewhere in the condensed unaudited consolidated financial statements, contain or are based on projections of new order levels, revenue, gross margin, income, operating expenses, the realization of assets and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended.

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

     The Company has operated at a loss on a consolidated basis since inception. Although the Company has improved its operating results and reported five consecutive quarters of operating profit before interest and income taxes, there is no assurance that the Company will report profitable operations in the future or for the current year. The continuation of operations of the Company is dependent upon its ability to operate profitably over a sustained period of time and to generate sufficient cash from operations and other sources to increase working capital and meet other ongoing cash requirements as the requirements arise.

     The Company's common stock is subject to significant volatility in both market price per share and trading volume. Factors such as new product announcements and contract awards by the Company or its competitors; fluctuations in operating results, new orders and backlog levels; and general market conditions may have an immediate and significant impact on the market price and trading volume of the Company's common stock.

     As a result of the consummation of the agreements with ISA and the Company's secured creditors, ISA appointed a majority of the Company's board of directors and ISA holds a controlling interest in the Company's outstanding shares of common stock. As a result of its representation on the Board of Directors and its common stock ownership, ISA controls the Company. Accordingly, ISA has the ability to approve significant transactions without the approval of the other minority shareholders, such as a sale of all the Company's assets or transactions designed to take the Company private. ISA has stated its present intent to keep the Company a publicly-held and traded entity, and ISA has no present intent to take the Company private. In addition, as a result of ISA's ownership control of the Company, it may be difficult to obtain debt or equity financing from third party investors and lenders. To the extent that ISA does not or cannot provide financing for the Company's working capital requirements, when needed, the Company's operations would be adversely affected.

     At September 28, 1996, the Company employed approximately
70 personnel, all of whom were located in the United States.
A number of employees are considered by the Company to be highly skilled and critical to particular aspects of its business. Primarily as a result of the Company's financial condition, the Company may be unable to retain personnel with the experience and skills that are critical to its operations, or hire qualified and experienced replacements in the time frame required. In the event key personnel leave the employment of the Company and cannot be replaced in the time frame required, the operations of the Company would be adversely affected.

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

     The market for the Company's mobile data communications and aerospace telemetry products are characterized by rapid change driven by advancements in digital signal processing technology, the miniaturization of electronic components and the construction of new wireless terrestrial and satellite communications systems. The Company's ability to compete successfully depends, in part, on its knowledge of the wireless mobile communications and aerospace telemetry markets, its ability to anticipate and react to such changes, and its ability to implement technological advancements in new products and software to meet customer requirements. The Company intends to spend approximately 15% of consolidated sales on research and development in 1996 and not more than 12% of consolidated sales in 1997. The Company believes this level of investment should be sufficient to maintain the competitive position of the Company's present core technologies in the near term. However, higher investment rates could be required thereafter to maintain the competitive position of the Company's products and technology. In the event the Company's cash flow or the award of new business is less than anticipated, the Company may be required to significantly reduce its investment in research and development.



                                   ___________________________






                            PART II - OTHER INFORMATION



Item 3.	Defaults Upon Senior Securities

     In February 1995, the holder of the $4,000,000 principal amount 12% Convertible Debenture declared the securities in default and accelerated the payment of principal and interest because the Company (i) failed to pay interest when due and
(ii) was not in compliance with the financial covenants of the 12% Convertible Debenture Loan Agreement. On April 17, 1996, the Company did not repay, as scheduled, the $1,800,000 principal amount Bridge Loan. The 12% Convertible Debentures and the Bridge Loan were collateralized by a security interest in substantially all of the Company's assets. On September 27, 1996, the 12% Convertible Debentures and the Bridge
Loan were restructured under terms considered by the Company to be favorable. See Note 3 "Investment by ISA and Restructuring of Debt" and Note 6 "Short-Term and Long-Term Debt."

Item 4.	Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held
September 19, 1996 (the "Meeting"). At the Meeting, shareholders approved the Investment Agreement by and between ISA, the Company and certain secured creditors; and amendments to the Company's Certificate of Incorporation (i) to increase the number of authorized common shares to 100,000,000 shares and (ii) authorize 2,000,000 shares of $.01 par value, preferred stock.
Shareholders also ratified the appointment of Coopers & Lybrand, LLP, as independent auditors for the year ending December 31, 1996.

     Following the Meeting, Board of Director members Steven Borgardt and James Kenney resigned as directors pursuant to the Investment Agreement. Appointed to the Board of Directors were Messrs. Hugo R. Camou,
Fernando Molina and Fernando Pliego. John Robinson, the Company's CEO and president, continues as a director.

     Hugo R. Camou is the Chairman of the Board, CEO and controlling shareholder of Grupo ISA. Mr. Camou founded Grupo ISA in 1988.
He is 39 years old and holds a degree in mathematics and physics from the Instituto Poletecnico Nacional in Mexico. Prior to founding Grupo ISA, Mr. Camou taught computer science and mathematics for undergraduate and graduate university programs in Mexico.

     Fernando Molina is the Executive Vice President of Grupo Embotellador Mexicano, S.A. de C.V., the largest Pepsi Cola bottling plant and distributor in Mexico. He also serves on the Board of Directors of Banco Nacional de Mexico and Consorcio Azucarero Escorpion. Mr. Molina is a public accountant with a degree from the ITAM University, and he is 56 years old.

     Fernando Pliego serves as the Chief Executive Officer of three of the companies comprising Grupo ISA. Mr. Pliego has more than twenty years of experience in telecommunications in Mexico. Mr. Pliego holds a degree in Chemical Engineering from the Universidad Nacional Autonoma de Mexico, and he is 56 years old.

     Jack Robinson is the Company's CEO and president, assuming those positions in March 1995. Prior to that time, Mr. Robinson served in various capacities as an officer of the Company, and as its chairman of the board from 1987. In addition, Mr. Robinson served as the chairman of the board, CEO and president of the Company's wholly-owned subsidiary, Decom Systems, Inc.

Item 6.	 Exhibits and Reports on Form 8-K

          (a)     Exhibits.

          2.4    Mutual Agreement of Terms and Conditions, dated
May 1, 1996 and the Second Agreement, dated July 17, 1996 (filed as Exhibits to the Company's Definitive Proxy Statement dated July 26, 1996).

          3.2    Certificate of Amendment of Certificate of
Incorporation (filed herein as Exhibit 3.2).

          3.3    Certificate of Correction of Certificate of
Designation of Preferred Stock, Series A and Certificate of
Designation of Preferred Stock, Series A (filed herein as Exhibit 3.3).

          3.4    Certificate of Correction of Certificate of
Designation of Preferred Stock, Series B and Certificate of
Designation of Preferred Stock, Series B (filed herein as Exhibit 3.4).

          4.1 6% Convertible Debenture and Fourth Amendment to Loan Agreement by and between Coded Communications Corporation, Coded Mobile Communications Corporation and Renaissance Capital
Partners II, Ltd. (filed herein as Exhibit 4.1).

        27.1 Financial Data Schedule as of September 28, 1996 and the nine month period then ended (filed herein as Exhibit 27.1).

          (b)     Reports on Form 8-K

                   None




                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CODED COMMUNICATIONS CORPORATION
                                       (Registrant)


November 1, 1996              /s/    John A. Robinson, Jr.
    Date                             John A. Robinson, Jr.
                                     Chief Executive Officer
                                     and President