Form 10-K
period 1996-12-31
CODED COMMUNICATIONS CORP /DE/
filed 1997-03-27
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                             FORM 10-KSB
(Mark One)

[x] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended December 31, 1996

                                      OR

[  ]    Transition Report Under Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (No Fee Required)

     For the transition period from             to ________

                     Commission file number 0-17574

                     CODED COMMUNICATIONS CORPORATION
             (Name of Small Business Issuer in Its Charter)

                     Delaware                         33-0580412
(State or Other Jurisdiction of Incorporation or Organization)
(I.R.S.Employer Id. No.)

            1939 Palomar Oaks Way, Carlsbad, California      92009
             (Address of Principal Executive Offices)  (Zip Code)

                         (619) 431-1945
            (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

                                None

     Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.01 par value
       ___________________(Title of class)____________________________

    Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

    The Registrant's revenues for its most recent fiscal year were $11,310,000.

     As of February 28, 1997, the aggregate value of common stock held by non-affiliates of the Registrant was $5,801,000 based on the closing bid price as reported by the NASD OTC Electronic Bulletin Board. The number of shares of common stock outstanding on March 1, 1997 was 75,984,812.

                 DOCUMENTS INCORPORATED BY REFERENCE

    The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders


                    CODED COMMUNICATIONS CORPORATION
                     1996 FORM 10-KSB ANNUAL REPORT

                             TABLE OF CONTENTS

                                  PART I


                                                                   Page


Item  1.  Description of Business                                     3

Item  2.  Description of Property                                    14

Item  3.  Legal Proceedings                                          15

Item  4.  Submission of Matters To A Vote of Security Holders        15

                                  PART II

Item  5.  Market for Common Equity and Related Stockholder Matters  16

Item  6.  Management's Discussion and Analysis or Plan of Operation 17

Item  7.  Financial Statements.                                     23

Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                       23

                                PART III

Item  9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the
          Exchange Act                                              24

Item  10.  Executive Compensation                                   24

Item  11.  Security Ownership of Certain Beneficial Owners and
           Management                                               24

Item  12.  Certain Relationships and Related Transactions           24

Item  13.  Exhibits and Reports on Form 8-K                         24



                                PART I



ITEM 1.  DESCRIPTION OF BUSINESS

General

     Coded Communications Corporation (the "Company") was initially incorporated on September 12, 1980, under the laws of the Province of British Columbia. In 1993, the Company's shareholders approved a series of transactions which resulted in the Company reincorporating in the United States under the laws of the State of Delaware. The reincorporation did not affect the business, assets, liabilities or operations of the Company, other than for the costs related to the transaction.

     The Company, through its wholly-owned subsidiaries Coded Mobile Communications, Inc. ("Coded") and Decom Systems, Inc. ("Decom") designs, manufactures and distributes a wide range of wireless digital transmitting, receiving and processing equipment and systems for use in two primary markets: mobile data communications and aerospace telemetry. The Company's mobile data and aerospace telemetry products employ similar technologies and techniques to receive and process digitized information transmitted over public and private wireless data communications networks and satellite communications links. In 1994, the Company also designed, integrated and marketed VSAT earthstation terminals. The VSAT earthstation product line was closed at the end of 1994. The Company's sales by major product lines for the three year period ended December 31, 1996, were:

                                     1994          1995           1996
  Mobile data communications  $7,991,000  56%  $6,676,000 66%   $7,880,000 70%
  Aerospace telemetry          4,125,000  29    3,495,000 34     3,430,000 30
  VSAT earthstations           2,175,000  15       ---    --       ---     --
                             $14,291,000 100% $10,171,000 100% $11,310,000 100%


     The Company, through its wholly-owned subsidiary Coded, designs, manufactures and markets a wide range of electronic signaling equipment used to provide wireless communications in mobile and fixed radio systems. Coded's products include wireless radio modems and mobile computing terminals, automatic vehicle location terminals using the Global Positioning Satellite system ("GPS"), wireless connectivity software, and radio system network controllers. The Company's communications systems provide a wireless means of transmitting and receiving information digitally over radio channels, and at the same time enable the mobile workforce to interface and access information systems on a real-time basis. Sales of mobile data communications products and services were $7,991,000, $6,676,000 and $7,880,000 in
1994, 1995, and 1996, respectively. The Company believes mobile data communications products and services will represent not less than 70% to 75% of consolidated sales in the near term.

     The Company's aerospace telemetry products and systems include the Quad 7 telemetry acquisition and processing system, and telemetry front-end ground support equipment which includes PCM bit synchronizers operating at data rates of up to 35 megabits per second, PCM decommutators and QPSK modems. These products are used to receive, demodulate, synchronize and decode digital signals in radio and satellite communication links. The Company's aerospace telemetry systems and products are used in space, aircraft and weapons research, development and test programs conducted by major aerospace and defense contractors and United States government agencies. The Company's aerospace telemetry products and systems are also used in military satellite communications systems. Sales of aerospace telemetry products and services were $4,125,000, $3,495,000 and $3,430,000 in 1994, 1995, and 1996, respectively.



Cautionary Statements

     The Annual Report on Form 10-KSB (the "Annual Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found throughout this Annual Report, including without limitation in the materials set forth under "Description of Business" and "Management's Discussion and Analysis or Plan of Operations."
Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including without limitation the risks set forth under the notes to the consolidated financial statements and the matters set forth in this Annual Report generally.

Current Developments

     On March 3, 1997, Mr. Gary L. Luick was named the Company's president and chief executive officer. In addition, Mr. Luick was appointed to the Company's board of directors. Mr. Luick, age 56, served as president of GTI Corporation from 1989-1995 and as CEO from 1991-1995. GTI Corporation is a publicly-held corporation. Mr. Luick is currently a director of Remec Corporation, a publicly-held manufacturer of microwave modules for microwave systems for the commercial wireless-communications market.

     Prior to joining GTI Corporation, Mr. Luick served in varied management roles at Allied-Signal Corporation over a 10 year period.
His responsibilities centered on corporate development, including numerous acquisitions, divestitures and turnarounds of subsidiaries. He also served as a director of several Allied-Signal European subsidiaries.

     Mr. John A. Robinson, Jr., the Company's president and chief executive officer since March 1995, was named as the president of Decom. Mr. Robinson, who also served as a member of the Company's board of directors, resigned as a director.

Investment and Restructuring of Debt

     In the first quarter of 1995, the Company reorganized its operations and management. These actions included the closing of the Company's VSAT product line and all international mobile data sales offices. In addition, the Company's CEO resigned and a number of management positions were eliminated to reduce costs and expenses. As a result of the reorganization, operating expenses in the year ended December 31, 1995 were reduced by approximately $8,400,000 compared to 1994, and the Company achieved its first operating profit, before interest and income taxes, in the last half of 1995.

     In September 1996, the Company completed a series of transactions which resulted in ISA Investments Corporation ("ISA Investments"), a majority-owned subsidiary of Grupo Information Satellites and Advertising, ("ISA"), acquiring a 76% common stock ownership interest in the Company; and the restructuring of the Company's $6,600,000 in secured debt. ISA Investments and ISA are part of an affiliated group of privately-held Mexican corporations controlled by Mr. Hugo R. Camou and his immediate family.

     ISA acquired its 57,272,767 shares or 76% common stock ownership interest for, among other things, cash payments totaling $1,400,000 and an ISA guarantee of not less then $10,000,000 in orders for the Company's mobile data communications products from ISA customers in Mexico and Latin America, over an eighteen month period. Prior to its investment in the Company, ISA was a distributor of the Company's mobile data communications products in Mexico. As a result of its controlling interest in the Company's common stock and its ability to nominate and elect a majority of the members of the Company's Board of Directors, the Company is considered to be controlled by ISA.

     In connection with the ISA investment in the Company, holders of the Company's senior secured $1,800,000 principal amount Bridge Loan canceled their debt in exchange for a cash payment of $400,000; the issuance of 8,000 shares of the Company's Series A preferred stock (with a liquidation preference of $800,000); and the issuance of new
$600,000 principal amount, 6% Term Notes, due September 27, 1997. The 6% Term Notes are convertible, at the option of the holders, into 2,400,000 shares of common stock and are collateralized by a security interest in the Company's assets. In addition, the holder of the Company's secured $4,000,000 principal amount, 12% Convertible Debentures ("12% Debentures") converted the 12% Debentures and accrued interest of approximately $800,000 into a new seven year, $4,800,000 principal amount 6% Convertible Debenture (the "6% Debenture"). The 6% Debenture was subsequently converted in December 1996 into 48,000 shares of the Company's Series B preferred stock, with a liquidation preference of $4,800,000. The Series B preferred stock is convertible into approximately 7,837,000 shares of the Company's common stock. All of the shares of Series B preferred stock are held by Renaissance Capital Partners, II, Ltd., an investment partnership fund based in Dallas, Texas.

     As a result of the ISA investment of $1,400,000, the conversion of approximately $5,600,000 of secured debt into common and preferred stock, and net income for the year ended December 31, 1996, the Company eliminated a shareholder deficit of $7,571,000 existing at the beginning of 1996, and reduced debt and liabilities in 1996 by $8,319,000 as compared to the end of 1995.

     The business and operations of the Company following the investment by ISA and the restructuring of debt were not changed, and it is the present intent of ISA to continue the Company as a publicly-held corporation with its principal operations located in the United States. See Note 5 "Investments and Restructuring of Debt", Note 7 "Debt and Creditors' Note" and Note 10 "Common and Preferred Stock".

Extinguishment of Debt

     In the first half of 1995, as an integral part of its restructuring plan, the Company proposed an out-of-court composition settlement plan (the "Creditor Plan") to substantially all unsecured creditors with past due claims. Under the terms of the Creditor Plan, creditors are to receive 50% of their unsecured claims in full settlement (the "settlement value") of their claim, with 5% of the settlement value to be repaid quarterly beginning September 1995, and a final payment of the remaining settlement value to be made December 31, 1997. In addition to the Creditor Plan, the Company negotiated settlements with certain other unsecured creditors. In the year ended December 31, 1995, creditors with claims valued at approximately $3,200,000 settled their claims at a discount and the Company recognized a gain of $1,367,000 from the extinguishment of debt, net of related expense. In the year ended December 31, 1996, additional settlements were reached with unsecured creditors, including those creditors participating in the Creditor Plan, with claims totaling approximately $1,504,000, and the Company recognized a gain of $995,000 from the extinguishment of debt, net of related expense. The cash required to fund the cash payments to creditors in 1996 was provided primarily from $1,400,000 in proceeds from the ISA investment. See Note 3 "Extraordinary Gain from Extinguishment of Debt" and Note 7 "Debt and Creditor Notes".

Management's Plan For Future Operations and Financing

     Prior to the Company's reorganization of its business operations and management in the first quarter of 1995, the Company had operated at a loss since its inception. In addition, the Company had accumulated a significant shareholders' deficit and liabilities, including approximately $4,800,000 in secured debt that had been declared in default by the holder of the debt in February 1995, and $1,800,000 in secured debt that was scheduled for payment in April 1996.

     Following the restructuring of the Company's operations and management in the first quarter of 1995, operating expenses were reduced, gross margins on sales improved and, as a result, the Company achieved marginal profitability before interest expense and income taxes in the second half of 1995 and for the year ended December 31, 1996. In addition, by December 31, 1996, the Company completed the ISA investment transaction and restructured or negotiated settlements with its major unsecured and secured creditors, resulting in a reduction in unsecured and secured debt and other liabilities of approximately $8,319,000 from debt and liabilities existing at December 31, 1995.

     Although the Company achieved marginal operating profits before interest expense and income taxes of $250,000 in the second half of 1995 and $345,000 for the year ended December 31, 1996, the Company operates in markets that are emerging and highly competitive and the Company's principal competitors have significantly more financial and technological resources. Moreover, the Company's orders are typically concentrated in large orders derived from a small base of customers and, accordingly, new orders, sales levels and operating profitability, if any, can and will fluctuate on a quarter-by-quarter basis. There is no assurance that the Company will operate at a profit in the future.

     New financing is likely to be required to finance working capital and operations at the anticipated sales level in 1997. The Company believes that additional financing, in the form of short-term and long-term debt, preferred and common stock, or a combination of debt and equity will be available in 1997 under terms and conditions that are acceptable to the Company. Additional capital in 1997 is likely to be provided or arranged by the Company's controlling shareholder, ISA; however, the Company believes short-term financing collateralized by accounts receivable and other assets could be available from other third party lenders.

     In the event financing is not available in the time frame required, then the Company would be forced to reduce its rate of sales growth, if any, reduce operating expenses and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a period of cash constraints and a shortage of working capital, could adversely effect the Company's long-term business and shareholder value.

Mergers and Acquisitions

     Acquisition of Decom Systems, Inc.

     On August 25, 1993, the Company acquired Decom in a share exchange transaction accounted for as a pooling of interests. Decom designs, manufactures and markets ground-based fixed and mobile telemetry signal acquisition and processing systems and equipment, using technology similar to that used by the Company in its wireless mobile data communications systems. Decom aerospace telemetry products are sold primarily to domestic and foreign defense and aerospace contractors, and agencies of the United States and foreign governments, for use in test programs and in military and commercial satellite communications.

     Acquisition  of ComViSat, Inc.

     In January 1994, the Company acquired ComViSat, Inc. ("ComViSat"), a start-up company engaged in the design, integration and distribution of very small aperture terminal earthstations ("VSAT's"). These systems are used in voice and data satellite communications, and were marketed primarily to developing third world countries where wireline telephone and other communications capabilities are inadequate. The two shareholders of ComViSat received an aggregate of 50,000 shares of the Company's common stock for all of the outstanding common stock of ComViSat. The acquisition was treated as a purchase for accounting purposes. The assets, liabilities and operations of ComViSat prior to its acquisition were not material to the consolidated assets, liabilities and operations of the Company. As a result of depressed business conditions in Mexico and the destabilizing impact of the Mexican economy on other Latin American and South American economies beginning in December 1994, the decision was made to discontinue the Company's VSAT product line and sell all product-line assets, which were comprised primarily of VSAT demonstration and test equipment. Mexico was the principal market for the Company's VSAT products.
Sales of VSAT products and systems were $2,175,000 in 1994, or approximately 15% of consolidated sales. At December 31, 1994, the Company recorded a charge against income of $1,226,000 for closing the VSAT product line, discontinuing sales and engineering activities, and writing-down equipment, intangible assets and inventories.

Wireless Mobile Data Communications Products and Services

     The Company, through its wholly-owned subsidiary Coded, designs, manufactures and markets a wide range of electronic signaling equipment used to provide wireless communications in mobile and fixed radio systems. Coded's products include wireless radio modems and mobile computing terminals, automatic vehicle location terminals using the Global Positioning Satellite system ("GPS"), wireless connectivity software, and radio system network controllers. The Company's communications systems provide a wireless means of transmitting and receiving information digitally over radio channels, and at the same time enable the mobile workforce to interface and access information systems on a real-time basis. Sales of mobile data communications products and services were $7,991,000, $6,676,000 and $7,880,000 in
1994, 1995, and 1996, respectively. The Company believes mobile data communications products and services will represent not less than 70% to 75% of consolidated sales in the near term.

     The need for increased speed and accuracy in information transfer in a mobile environment, and the growing amount of data contained in computerized information databases, has increased the demand for systems which provide efficient and accurate data communications. Operators of vehicle fleets relying on conventional voice radio communications often encounter problems in communicating with the mobile workforce due to overcrowded voice channels and inefficiencies in transferring information stored in computers. Through the use of wireless data communications and connectivity, vehicle fleet operators realize increased employee and vehicle productivity, improved customer service and faster response times. In addition, the mobile workforce gains access to information databases on a real-time basis, and radio system operators significantly increase information throughput and maximize the utilization of available radio air time. The efficient and effective management of the mobile workforce, vehicle fleets and remote access to information databases through the use of wireless communications, in the opinion of the Company, is becoming a significant competitive and safety issue for many operators of mobile vehicle fleets.

     Mobile Data Communications Network Systems and Products

     The Company provides a wide range of equipment to meet the mobile communications needs of its customers. The Company's engineering capabilities include the design and installation of end-to-end solutions for voice and digital wireless mobile data communications networks. The Company supplies complete wireless systems as a prime contractor directly to end-use customers, or as a subsystem contractor to large system integrators, such as Harris Corporation, Ericsson, Inc. and others. When providing complete end-to-end wireless mobile data communications systems or subsystems, the Company will integrate its products with equipment and software supplied by third parties, such as mobile and base station radios, automatic vehicle location equipment, laptop computers and applications software.

     The Company's wireless mobile data communications networks are designed around its core systems products, which include high-speed RF modems, mobile data computers and terminals, wireless connectivity software and radio network controllers. These products provide the system infrastructure needed to interface and interact with information databases, and communicate with and control large numbers of vehicles and mobile data devices operating over wide geographical areas and multiple radio systems.

     The Company's RF modem, the IQmodem, is an intelligent, specialized protocol modem designed to meet the requirements of small and large data terminal equipped vehicle fleets. The IQmodem can be integrated with mobile or laptop computers, mobile display terminals, printers and automatic vehicle location ("AVL") equipment. The IQmodem can be used in most conventional private radio networks and computer-controlled Specialized Mobile Radio ("SMR") systems. The IQmodem operates at data transmission rates up to 9,600 bits per second ("bps") (higher transmission rates can be achieved using data compression techniques) and incorporates digital signal processing circuits for equalization, filtering and synchronization. The Company's RF modem product line also includes the Landmarc 5000, an integrated RF modem and AVL receiver using the GPS for tracking vehicle location, speed and direction.

     The Company's wireless connectivity software includes the IQswitch and WINMCT. The IQswitch serves as a gateway between the mobile data network and host computers; computer aided dispatch application software; local, state and national information databases; and other private or public networks. The IQswitch utilizes a UNIX operating system and is scaleable to meet a customer's exacting requirements. The Company's WINMCT in-vehicle software manages incoming and outgoing data messages and interfaces the data communications system to the customer's specific mobile computer software applications.

     The Company's wireless connectivity products also include the In-Vehicle Controller ("IVC"), a protocal conversion and control device that allows various mobile data devices installed in a vehicle, such as a mobile computer, GPS location receiver, mobile printer and magnetic strip card reader to interface with one another and the mobile data communications system network. The IVC is software configurable to support a wide variety of combinations of mobile devices.

     The Company's radio and network controller system products and software include base station radio controllers and UNIX-based radio network controllers. Base station controllers are used to manage base station radios, and include software to control radio channel contention, provide forward error correction of digital transmissions and to switch radio channel traffic from data to voice and voice to data. Network system controllers are used to handle the real-time communications requirements of a mobile data communications system, including tracking radio channel availability, the location of mobile users on multiple channel radio systems, and the interface of the mobile communications system with host computers and host information databases. The network controller also provides remote access to the radio system for diagnostics and system operating statistics. These features significantly reduce costly on-site service calls, time-consuming trouble shooting effort and unnecessary loss of host computer access.

     The Company's principal mobile computer and terminal product lines are its MCT computer platform and the DXT IQ mobile data terminal.

     The MCT computer platform includes several versions of the Company's Windows-based MCT Series 2000 mobile computer. The MCT product group includes ruggidized mobile computers featuring pentium processors, full keyboards and keypads, and the choice of a CRT display, black and white LCD display or full color TFT flat screen display. The MCT computer operates with the Company's high-speed RF modem and other interconnect devices for use in many different public and private mobile communications systems. The latest version of the MCT mobile computer, the MCT 2275, was introduced in 1996. For its MCT product lines, the Company purchases notebook and laptop computers from other manufacturers and ruggidizes the computer to meet the demanding operating conditions of the mobile environment.

     The DXT IQ mobile terminal features a CRT display with a keypad and full keyboard. The DXT IQ mobile terminal operates at date transmission rates of up to 9,600 bps on both public and private conventional and trunked radio systems. The DXT IQ mobile terminal is manufactured by the Company.

     In addition to the MCT and DXT mobile computer and terminal product lines, the Company offers several other mobile displays for use in vehicles. The Company's CMX mobile status terminal product line includes two or four line LCD displays with keypad and status keys. All of the Company's mobile computers and terminals can be used with the Company's AVL receivers and other mobile devices such as bar code and magnetic strip card readers and printers.

     Mobile Data Communications Marketing

     The present markets for voice and data land-based radio communications systems include public safety agencies (fire and police), emergency medical services ("EMS") and operators of vehicle fleets and mobile work forces such as utility, transportation, overnight courier services, customer field service and taxi vehicle fleets. The Company markets its mobile data communications systems primarily to public safety, EMS and utility markets. The Company estimates that over 75% of its mobile data communications revenues are presently derived from public safety customers in the United States and Mexico.

     The Company generally competes for large, special order contracts for mobile data systems in its vertical markets. As a result of the Company's financial condition and limited working capital in 1995 and early 1996, the Company believes that customers awarded contracts that would have otherwise been awarded to the Company, to other competitors with substantially greater financial resources. The Company believes its financial condition has caused delays in and the loss of customer contracts in the past twelve months: however, the Company's improving financial condition is leading to increased business activity and contract awards.

     The Company markets wireless mobile data communications network systems and products in the United States, the United Kingdom and Mexico through a sales staff supported by application engineers primarily to system integrators, original equipment manufacturers ("OEM's") and large end-use vehicle fleet operators. The Company's marketing strategy for wireless mobile communications systems includes formation of formal and/or informal teaming relationships with system integrators, mobile radio equipment manufacturers and application software providers with the technical and financial resources required to support large-scale data communications system installations and services. The Company believes its teaming strategy will allow it to compete for large system orders against much larger competitors.

     In 1995, the Company entered into an agreement with GEC-Marconi Communications for licensing manufacturing rights of the Company's MPT 1327 modem. The MPT 1327 modem is used in trunked private land mobile radio systems in the United Kingdom using the UK standard MPT 1327 transmission protocol. Under the license agreement, the Company receives royalties for each MPT 1327 modem manufactured and sold by the licensee.

     The Company marketed its mobiles communications products and services in 1993 and 1994 in the United Kingdom, Japan, Australia and the Philippines primarily through locally-based independent sales representatives. In the first quarter of 1995, the Company closed all of its international sales offices. Marketing, sales and customer support of all export activities is now handled from the Company's offices in Carlsbad, California.

     Substantially all of the Company's mobile communications sales are currently derived from customers in the United States and Mexico. The Company believes export sales to Europe, Mexico and Latin and South America could represent over 50% of its mobile communications revenues in the near future. The Company's export business is and will be subject to risks customarily encountered in foreign markets, including fluctuations in monetary exchange rates, export controls and other regulatory policies of the United States and foreign governments. Sales of mobile data communications products to public safety customers in Mexico were not significant in 1995 and were approximately 53% of mobile communications sales in 1996.

     Mobile Data Communications Competition

     Competition for the sale of wireless mobile data communications systems and equipment is intense and many of the competitors have substantially greater resources than the Company. In addition, a number of private and publicly held telecommunications companies are developing new digital terrestrial and satellite wireless communications systems and products that will compete for business in the Company's present markets.

     The primary competitive factors for the sale of wireless mobile data communications products and services include reputation, knowledge of the order, digital signaling throughput performance, compatibility with existing mobile radio and control system equipment, and price.

     The primary competitors for the sale of wireless mobile data communications network products and systems include Motorola, Inc., of Schaumberg, Illinois, ("Motorola") and large system integrators and radio equipment manufacturers, including TRW, Harris Corporation and Ericsson, Inc. On a contract by contract basis, these system integrators and radio equipment manufacturers may compete against the Company or team with it. The Company believes Motorola holds a dominant market position for terrestrial mobile data systems used by courier services, public safety and taxi vehicle fleets.

     The Company believes a significant competitive factor in the early development of the mobile data market was the ability to provide high-performance mobile radio systems, access to radio channels and local system maintenance and service. The Company believes Motorola's broad product line, financial and technical strength and customer service capability are important factors in its dominance of the market. In order to compete for business, the Company focuses on specific vertical market segments, such as police and other public safety markets, and the technical advantages of its mobile data communications infrastructure and its open-architecture systems design, which provides the customer its choice of radio equipment and applications software. The Company believes a competitive advantage is gained by tailoring applications software and system operating parameters to the requirements of its customers.

     Mobile Data Communications Order Backlog

     The Company's backlog of orders for wireless mobile communications products was approximately $3,710,000 at December 31, 1995 and $3,318,000 at December 31, 1996. Substantially all backlog at December 31, 1996 is expected to be delivered within one year.

     A significant portion of backlog is typically comprised of large orders, and the total value of backlog can be expected to fluctuate from year to year. The aggregate single orders of five customers represented 67% and 85% of backlog at December 31, 1995 and 1996, respectively. The Company has experienced fluctuations in order rates on a quarterly basis, and declines and delays in orders from time to time. The Company may experience similar declines or delays in the future.

     As a result of the Company's financial condition and limited working capital in 1995 and early 1996, the Company experienced delays in completing customer contracts. The Company successfully renegotiated delivery schedules with its customers and the Company experienced no customer cancellations of major contracts. However, the Company may experience similar delays in completing contracts in the future and in the event contract schedules are not renegotiated, contracts could be terminated.

     Mobile Data Communications Customers

     A small number of customers and special order sales account for a relatively large portion of the Company's wireless mobile data communications product revenues. In 1994, 1995 and 1996, aggregate sales to the five largest mobile data communications product customers represented approximately 54%, 60% and 77% of mobile data communications sales, respectively. In 1994, sales to three end-use customers represented 10%, 16% and 17%, respectively, of mobile data communications sales. In 1995, sales to three customers represented 10%, 11% and 25%, respectively, of mobile data communications sales. In 1996, sales to two customers in Mexico represented approximately 53% of mobile data communications sales. Sales are typically made to customers on a special order basis. There are no contracts at December 31, 1996 requiring customers to purchase substantial fixed quantities of products over more than a one year period. The cancellation of orders of major customers could have a significant adverse effect on the operations of the Company.

     Mobile Data Communications Research and Development

     Research and development expenditures for mobile communications products and improvement of existing products were $1,948,000 in 1994 (24% of mobile communications sales), $496,000 in 1995 (7% of mobile communications sales) and $984,000 in 1996 (13% of mobile communications sales). Mobile data communications product research and development expense significantly decreased in 1995 from the prior year as a result of the completion of major development programs in 1994 and a reduction in engineering staff in 1995. The Company plans to spend approximately 12% of mobile data communications product sales for research and development in the future, primarily in the development of its wireless communications modem, connectivity software, and for the development and enhancement of new software products. The Company believes this level of investment will be sufficient to maintain the competitive position of the Company's present core mobile data products in the near term. However, higher investment rates could be required thereafter to expand the Company's product line and software technology.

     The market for the Company's mobile data communications products is characterized by rapid change driven by advancements in digital signal processing technology, the miniaturization of electronic components and the construction of new wireless terrestrial and satellite communications systems. The Company's ability to compete successfully depends, in part, on its knowledge of the mobile data communications market, its ability to anticipate and react to such changes, and its ability to implement technological advancements in new products and software to meet customer requirements.

Aerospace Products and Services

     The Company, through its wholly-owned subsidiary, Decom, designs, manufactures and markets electronic communications equipment for aerospace and commercial telemetry applications, using technology similar to that used by the Company in its wireless mobile data communications systems. Telemetry is the technology of the wireless transmission of data in order to measure operating parameters, such as pressure, temperature or vibration, at a distance. Telemetry systems employ a radio carrier to transmit information from one location to another, and are used extensively in missile, aircraft, satellite and other aerospace vehicles. Decom designs and manufactures the receiving and test equipment used primarily in ground-based Pulse Code Modulation ("PCM") and Phase Shift Keyed ("PSK") telemetry systems. Sales of aerospace telemetry products and services were $4,125,000, $3,495,000 and $3,430,000, 1994, 1995 and 1996, respectively. The Company believes sales of aerospace telemetry products and services will represent approximately 25% to 30% of consolidated sales in the near term.

     The PCM data transmission technique is extensively used in aerospace telemetry applications because it has the capability to combine many channels of information on a non-interfering basis into a common frequency band for transmission over a single carrier. The PCM carrier signal has a low susceptibility to degradation and is a reliable method of transmitting data.

     The Company's aerospace products may be divided into two main groups: telemetry front-end equipment and telemetry processing systems.

     Telemetry Front-End ("TFE") Ground Support Equipment.   TFE
products consist primarily of fully tunable PCM bit synchronizers operating at signal acquisition data rates up to 35 megabits per second ("Mbps"), PCM decommutators, QPSK modems and telemetry link analyzers. These products are used in receiving, demodulating, synchronizing, decoding and converting telemetry signals in a transmission link.

     Telemetry Processing Systems ("TPS systems"). The Company's Quad 7 is a highly integrated data acquisition and processing system platform designed specifically for telemetry ground-based fixed and mobile flight test instrumentation requirements, telemetry signal processing and satellite communications applications. In 1995, the Company completed a major upgrade to its Quad 7 product platform, which included the MOTIF graphical user interface and other software enhancements.

     Aerospace Telemetry Marketing

     The Company markets its aerospace telemetry systems and equipment through a small sales staff supported by applications engineers and independent sales representatives. The sales efforts of these personnel are directed toward major aerospace companies, various agencies of the United States and foreign governments, satellite telecommunications companies and end-users of telemetry equipment and systems. The Company's marketing strategy has been to supply technical applications engineering support for its sales personnel and to conduct comprehensive equipment demonstrations for customers. The Company believes this strategy permits it to compete against larger competitors by emphasizing the Company's technological capabilities.

     Aerospace telemetry product sales to major aerospace companies are usually on a subcontract basis under negotiated firm fixed-price contracts. A substantial portion of these sales are indirectly or directly funded by the United States government and its agencies. The Company believes that in 1994, 1995 and 1996, approximately 70%, 55% and 61% of aerospace telemetry product sales, respectively, were directly and indirectly funded by agencies of the United States government. Direct sales of aerospace telemetry products to the United States government and its agencies were 14%, 8% and 18% of aerospace telemetry sales in 1994, 1995 and 1996, respectively.

     Aerospace telemetry export sales, principally to Intertechnique, a publicly-held French defense contractor and the Company's exclusive distributor of aerospace telemetry products in Europe under export licenses granted on a case-by-case basis by the United States Department of State. Export sales of aerospace telemetry products to Intertechnique were 18% in 1995 and less than 3% of aerospace telemetry sales in 1996. Export sales of aerospace telemetry products are not expected to represent a significant portion of total aerospace telemetry product sales in 1997. The Company's aerospace telemetry products export business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, export controls, and the economic, political and regulatory policies of the United States and foreign governments.

     Aerospace Telemetry Customers

     A small number of customers account for a relatively large portion of the Company's aerospace telemetry revenues. Aggregate sales to five customers, including direct sales to the United States government and its agencies, represented approximately 56%, 50% and 63% of aerospace telemetry sales in 1994, 1995 and 1996, respectively. In 1994, two customers each represented 12% of aerospace telemetry sales and one customer represented 10% of aerospace telemetry sales. In 1995, two customers each represented 12% of aerospace telemetry sales. In 1996, two customers represented approximately 17% and 14% of aerospace telemetry sales, respectively.

     Aerospace Telemetry Competition

     The Company faces intense competition in the marketplace for all of its aerospace products. Competitors include Lockheed Martin Corporation Test and Instrumentation, a division of Lockheed, and many of the major aerospace contractors, all of whom have much greater financial and technological resources than the Company. The Company's present financial condition and lack of working capital adversely affected sales of the Company's Quad 7 telemetry processing system in 1995 and the first half of 1996, and may continue to impact future order levels.

    The Company believes the primary competitive factors in its aerospace markets are product performance and quality, knowledge of order opportunities, technological reputation and cost. The Company's market penetration has been influenced by the Company's relatively small marketing and sales force and the long established reputations of some of its competitors. In addition, a substantial portion of the Company's business is obtained through the submission of competitive proposals. See "Business - Aerospace Contracting."

     Aerospace Telemetry Order Backlog

     The Company's backlog of unfilled aerospace telemetry product orders was approximately $1,993,000 and $1,715,000 at December 31, 1995 and 1996, respectively. The Company estimates that substantially all of its backlog will be shipped within one year.

     Delays and cancellations of defense procurements in the Company's market have adversely affected order rates from time to time. Changing international political events and uncertainties regarding the level and priority of defense budgets in the United States and Western Europe are expected to continue to have an impact on new order levels.

     A significant portion of the aerospace telemetry order backlog at December 31, 1995 and 1996, was concentrated in a few orders. The aggregate orders of five customers represented approximately 67% and 65% of backlog at December 31, 1995 and 1996, respectively.

     The Company's aerospace telemetry product backlog is subject to rescheduling and cancellation. Historically, the Company has not experienced a significant adverse effect from the cancellation of aerospace telemetry orders; however, as a result of the Company's weak financial condition in 1995 and in early 1996, the Company experienced delays in completing customer contracts. Such delays in the future could lead to contract cancellations, which could have an adverse effect on the Company's operations.

     A substantial portion of backlog represents orders from the United States government and its agencies and subcontracts from prime contractors directly or indirectly funded by agencies of the United States government. These orders can be canceled at the convenience of the government. In such a case, the Company is generally entitled to recover costs incurred prior to the termination as well as a negotiated profit.

     Aerospace Telemetry Research and Development

     The Company is continuously engaged in research and development of aerospace telemetry products. This program is conducted by the Company's own engineering staff and consulting engineers. All of the Company's primary aerospace products have been developed under this program.

     Research and development for new aerospace telemetry products and improvement of existing products was $696,000 in 1994 (17% of aerospace telemetry sales), $583,000 in 1995 (17% of aerospace telemetry sales) and $787,000 in 1996 (23% of aerospace telemetry sales). Continuing development of the Quad 7 telemetry processing system platform will be required in the future to maintain its competitive position. The Company anticipates continuing research and development expenditures for TFE products in addition to the Quad 7, and investing up to 13% of aerospace telemetry sales in research and development.

     The market for the Company's aerospace telemetry products is characterized by technological change. The Company's ability to compete successfully depends, in part, on its ability to develop new products and improve existing ones. As a result of the Company's present financial condition, the Company's investment in research and development may be reduced. In such event, the Company may be unable to maintain the competitive position of its aerospace telemetry products.

     Aerospace Telemetry Contracting

     In 1994, 1995, and 1996, approximately 70%, 55% and 61%,
respectively, of aerospace telemetry sales were believed to be derived directly and indirectly from defense contracts for end-use by the United States government. Substantially all of these orders are negotiated firm fixed-price contracts. Under firm fixed-price contracts, the Company agrees to provide equipment and services for a fixed price and derives benefits from cost savings, but bears the entire risk of cost overruns.

     The Company is subject to certain business risks as a supplier of defense-related equipment to the United States government, including dependence on congressional appropriations and changes in procurement policies, both of which are subject to uncertainty. Reductions in government expenditures for defense programs and changes in defense priorities may continue to have an adverse effect on the Company's aerospace revenues and operating results.

Employees

     At December 31, 1995 and 1996, the Company employed approximately 67 and 70 personnel, respectively, all of whom were located in the United States. A number of key employees are highly skilled and critical to particular aspects of the Company's business. The Company believes its current human resources and its access to additional resources should be adequate to support anticipated sales levels in 1997. The Company operates in emerging and highly competitive markets, and it must compete for skilled technical personnel against competitors that are significantly larger. As a result, the Company may be unable to hire and retain personnel with the experience and skills that are critical to its operations. In the event such personnel cannot be hired or leave the employment of the Company and cannot be replaced, the operations of the Company would be adversely affected.

     The Company has never experienced a work stoppage and no employees are represented by a labor union. The Company believes its employee relations are good.

Manufacturing

     The Company's mobile data communications and aerospace telemetry products are designed to be manufactured with standard electronic components and surface mounted devices. Manufacturing and material procurement for all of the Company's products are integrated into one manufacturing operation. The Company also designs and evaluates communications systems and purchases products and software from other manufacturers to offer complete end-to-end communications systems.

     The Company purchases integrated circuits, electronic components, printed circuit boards and other fabricated parts from outside vendors. The Company subcontracts the assembly of all surface-mounted printed circuit boards to third party contractors. The Company has multiple sources for most of its purchased materials and components. For a few components, such as the Company's MCT mobile computer which is manufactured by a third party supplier, only a single source may be immediately available and there is a risk of delay in delivering Product. The Company has from time to time experienced delays from vendors, however, these delays have not materially affected its business.

     The Company maintains an in-house repair facility where its products can be refurbished or repaired. The Company generally warrants its products against defects and workmanship for a period of up to one year from the date of shipment. Warranty extensions may be purchased by any customer. Warranty expense has not been a material factor.

Environment

     Compliance with federal, state and local laws and regulations involving the protection of the environment did not have and is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

Trademarks and Patents

     In 1994, the Company was awarded a patent on its Automatic Deviation Compensation ("ADC") circuit. The ADC circuit is used in the Company's mobile data communications systems to monitor radio system performance and to automatically correct individual mobile radio transmission deviations from performance specifications to improve signal reliability. However, the principal fields in which the Company operates are characterized by technological innovations and design obsolescence. As a result, the Company believes that its success does not depend on trademarks and patents to protect its hardware and software designs, but primarily on the Company's ability to introduce new products, advance its technology, and anticipate the requirements of its customers.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's operations are headquartered in a single building in Carlsbad, California with approximately 19,000 square feet. The acility is leased by the Company under an agreement expiring in October 1998. The Company also leases approximately 3,000 square feet of office and engineering space in Clearwater, Florida, under a lease expiring in January 1999.

ITEM 3.  LEGAL PROCEEDINGS

     On March 17, 1995, the Company, John A. Robinson, Jr., its Chief Executive Officer and the Chairman of the Board of Directors, and its wholly-owned subsidiary ComViSat, Inc. were named as defendants in a suit brought in Superior Court, San Diego County, by the two founders of ComViSat, Inc. for, among other claims, wrongful termination of employment of the two plaintiffs in January 1995 and alleged breach of duty of good faith, fraud and defamation in connection with the Company's acquisition of ComViSat, Inc. in 1994. The complaint seeks unspecified general, special and punitive damages and costs and expenses. On May 5, 1995, the Company filed an answer with the Superior Court denying all allegations and filed a cross-complaint against the two plaintiffs alleging, among other things, breach of contract and the implied covenant of good faith and fair dealing, breach of the duty of loyalty, fraud and intentional interference with contractual relationships. The cross-complaint seeks unspecified damages, preliminary and punitive injunctive relief, and costs and expenses.

     The defendants' complaint and the Company's cross-complaint were dismissed in 1996 by mutual consent, and the parties agreed to binding arbitration. The Company anticipates the matter will go to arbitration in 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                               PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is presently traded in the over-the-counter market and quoted on the NASDAQ OTC Electronic Bulletin Board under the trading symbol CODD. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

     The following table sets forth, for the fiscal quarter indicated, the high and low closing bid price of the Company's common stock as reported by the NASDAQ OTC Electronic Bulletin Board.
                                             High        Low
   Year ended December 31, 1996:
      March quarter                        $  .42     $  .19
      June quarter                            .55        .28
      September quarter                       .64        .34
      December quarter                        .56        .39
   Year ended December 31, 1995:
      March quarter                        $ 1.22     $  .47
      June quarter                            .63        .19
      September quarter                       .91        .44
      December quarter                        .63        .20


     The number of shareholders of the Company's common stock, including holders whose shares are held in street name, was estimated to be in excess of 2,000 at December 31, 1996.

    There have been no dividends or other distributions made by the Company since its inception. The Company does not anticipate paying cash dividends in the foreseeable future.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company operates in a single industry - the design, manufacture and integration of digital communications products and systems used primarily in terrestrial radio systems. The two principal markets in which the Company competes are wireless mobile data communications and aerospace telemetry systems.

     The Company restructured its business operations and management in the first quarter of 1995 which resulted in, among other things, a significant reduction in operating expenses in 1995. Any comparison of operating expenses between the years ended 1996 and 1995 may not represent a meaningful analysis because of the business restructuring.

Results of Operations - 1996 Compared With 1995

     Sales by the Company's major product lines are presented below.
                                        1995          1996
     Mobile data communications..  $ 6,676,000   $ 7,880,000
     Aerospace telemetry. .........  3,495,000     3,430,000

                                   $10,171,000   $11,310,000


     The following table sets forth, as a percentage of revenues,certain income (loss) data for the years ended December 31, 1995 and 1996:
                                          1995        1996
     S
     Net sales...........................100.0%      100.0%
     Cost of sales.....................   72.6        55.2
     Gross profit.......................  27.4        44.8
   Operating expenses:
   Selling, general and administrative... 33.4        26.0
   Research and development.............  10.6        15.7

   Operating income (loss).............. (16.6)        3.1
   Loss before extraordinary gain........(24.4)       (1.7)
   Extraordinary gain...................  13.4         8.8
   Net income (loss).....................(11.0)%       7.1%

     Operating Income (Loss)

     For the year ended December 31, 1996 ("1996"), the Company reported its first annual operating profit of $345,000 before interest expense, income taxes and extraordinary gain, compared to an operating loss of $(1,688,000) in the year ended December 31, 1995 ("1995"). The sharp turnaround in operating performance in 1996 compared to 1995 resulted primarily from increased sales, improved gross margin on sales and a reduction in selling, general and administrative expense; offset by an increase in research and development costs.

     The improvement in operating performance continued a trend toward profitability begun in the second half of 1995, when the Company reported an operating profit of approximately $250,000 for the six month period. The trend toward operating profitability is a direct result of the Company's restructuring efforts completed in the first quarter of 1995. These efforts included changes in management, closing the VSAT product line and all international mobile data communications sales offices, a reduction in personnel and improved gross margins on sales. Although the Company has recently established a trend toward operating profitability, there can be no assurance that the Company will be profitable in the future. The Company operates in markets with intense competition and against competitors with significantly greater financial and technical resources. In addition, the Company's business is presently concentrated in large single orders from a small base of customers and, as a result, new order levels, sales and operating profits or losses can fluctuate significantly on a quarter-to-quarter and annual basis.

     Sales and New Orders

     Net sales in 1996 were $11,310,000, an increase of 11% over sales of $10,171,000 in 1995. Sales of mobile data communications products in 1996 were $7,880,000, an increase of 18% over sales of $6,676,000 in 1995. The increase in sales resulted entirely from an increase in sales to customers in Mexico. Sales of mobile data communications products to customers in Mexico were not significant in 1995 and represented 53% of mobile data communications product sales in 1996. Sales of mobile data products to other customers, primarily in the United States, decreased by 56% in 1996 compared to 1995, primarily as a result of depressed new order levels experienced in 1995 and the first half of 1996. The Company believes that its weak financial condition in 1995 was a primary factor impacting new orders for mobile data communications products.
The Company, based on current bid and proposal activity, believes that new orders for mobile data communications products from customers in the United States will increase in 1997. However, because the Company's mobile data communications product sales are concentrated in single large orders from a small base of customers, it is extremely difficult to project new order and sales levels with any certainty. The loss of any large potential order could have a material effect on the level of new orders booked in 1997 and, accordingly, there can be no assurance that new order levels and sales of mobile data communications products will increase in 1997.

     Sales of aerospace telemetry products in 1996 were $3,430,000, a decrease of 2% from sales of $3,495,000 in 1995. Sales of aerospace telemetry products are expected to moderately increase in 1997 over 1996 sales levels; however, because of the same factors discussed above relating to mobile data communications products, there can be no assurance that new orders and sales of aerospace telemetry products will increase in 1997.

     New orders for mobile data communications products increased by 129% in 1996 over 1995, entirely as a result of new orders from customers in Mexico. New order levels for mobile data communications products from other customers, primarily in the United States, decreased by 31% in 1996 compared to 1995. New orders for aerospace telemetry products in 1996 were unchanged from 1995. The backlog of orders for mobile data communications and aerospace telemetry products was approximately $5,033,000 and $5,703,000 at December 31, 1996 and 1995, respectively.
The backlog of orders is generally concentrated in the single orders of a few customers, and the cancellation of any major orders would have an adverse effect on the Company sales in 1997. Historically, the Company has not experienced a high rate of order cancellations by customers.

     Gross Margin

     Gross margin, as a percentage of sales, improved to 45% of sales in 1996 from 27% of sales in 1995. Gross margin on sales of mobile data communications products improved by over 100% in 1996 compared to 1995, primarily as a result of a change in product mix in 1996, with a higher percentage of sales represented by standard products and software which typically yield higher gross margin than other product sales, which can include the products of third-party supplier such as mobile radios, applications software and computer equipment. The gross margin on mobile data product sales in the first half of 1995 was adversely effected by contract cost overruns.

     The gross margin, as a percentage of sales, on aerospace telemetry products increased by 37% in 1996 over 1995. Gross margin on the sale of aerospace telemetry products in 1995 was impacted by charges for losses on certain contracts in the first half of 1995.

     The Company anticipates that gross margin in 1997, as a percentage of sales, will be consistent with or slightly improved over gross margin in 1996, based on projected sales levels and product mix. Gross margin, however, can be expected to fluctuate on a quarter-to-quarter basis and, in the event projected sales levels are not achieved, gross margin as a percentage of sales could be adversely effected.




     Extraordinary Item - Gain on Extinguishment of Debt

     In 1996, agreements for the settlement of unsecured debt at a discount resulted in an extraordinary gain of $995,000, net of related expense. The gain on extinguishment of debt is reflected as an extraordinary item in the consolidated financial statements.

     Operating Expense, Interest Expense and Income Taxes

     In the first half of 1995, the Company restructured its operations and significantly reduced its level of operating expenses. As a result, a comparison of operating expenses for the years ended 1996 and 1995 may not be meaningful.

     Selling, general and administrative expense was $2,946,000 in 1996, a decrease of $451,000 or 13% compared to 1995. In addition, selling, general and administrative expense was reduced to 26% of sales in 1996 from 33% of sales in 1995. The decrease in selling, general and administrative expense in 1996 resulted primarily from lower mobile data communication product selling expense and a reduction in general and administrative expense. These reductions resulted from reduced personnel costs and discretionary selling expenses, such as advertising, trade show and travel expense. Selling, general and administrative expenses in 1997, as a percentage of sales, are expected to be consistent with or slightly lower than 1996 expense levels.

     Research and development costs in 1996 increased by $692,000 or 64% over 1995. As a percentage of sales, research and development expense increased to 16% of sales in 1996 from 11% of sales in 1995. Research and development expense in 1995 was significantly below historical levels, primarily as a result of the completion of major research and development programs in 1995 and a reduction in engineering personnel. Research and development expense in 1996, as a percentage of sales, returned to a level more consistent with prior years as the Company added engineering personnel to support mobile data communications product software development projects. Research and development expense, as percentage of sales, is expected to range from 12% to 14% of sales in 1997.

     Interest expense was $524,000 in 1996, a decrease of $251,000 from interest expense of $775,000 in 1995. The decrease in interest expense resulted from a restructuring of debt in 1996, with lower interest rates on remaining outstanding debt and a conversion of debt to preferred stock.

     Income tax expense, net of the benefit from the utilization of federal and state net operating loss carryforward benefits, was $24,000 in 1996 and 1995, representing a provision for State income taxes. At December 31, 1996, the Company and its wholly-owned subsidiaries have combined net operating loss carryforward benefits of approximately $29,000,000 available to offset future Federal income taxes, if any. The annual use of any future net operating loss carryforward benefits, however, will be limited on an annual basis due to the change in ownership of the Company and its subsidiaries. This limitation in the annual use of Federal net operating loss tax carryforward benefits is not expected to have a material effect on income tax expense in 1997. The realization of loss carryforward tax benefits is dependent upon generating sufficient future taxable income prior to the expiration of the loss carryforwards. Because of the Company's history of operating losses, there is no assurance that any loss carryforward tax benefits will be realized.

Results of Operations - 1995 Compared With 1994

     The Company restructured its business operations and management in the first quarter of 1995. These actions included the closing of the Company's VSAT product line and the international mobile data sales organization. In Addition, the Company's CEO resigned and a number of management positions were eliminated to streamline operations. As a result of the restructuring, research and development, selling and administrative expenses in 1995 were reduced by approximately $8,383,000 compared to the prior year. The loss before interest, income taxes and extraordinary item was reduced in 1995 to $1,688,000 from $12,207,000 in 1994. Included in the loss before interest, income taxes and extraordinary item in 1994 is $3,151,000 in restructuring costs and expenses.

     Any comparison of sales and operating expenses between fiscal periods may not represent a meaningful analysis at the present time because of the business restructuring implemented in the first half of 1995, management changes and a narrower focus on selected market segments.

     Sales and New Orders and Gross Margins

     Sales of mobile data communications and aerospace telemetry products were $10,171,000 in 1995, a decrease of $1,945,000 or 16% from sales in 1994. Sales of mobile data communications systems in 1995 decreased 16% and aerospace telemetry sales decreased 15%, compared to the prior year. Included in mobile data communications sales in 1995 is $394,000 in revenue recognized from the licensing of manufacturing rights of the Company's MPT 1327 modem to GEC-Marconi Communications. The MPT 1327 modem is used in trunked radio systems in the United Kingdom using the UK standard MPT 1327 transmission protocol. Under the license agreement, the Company will receive future royalties for each MPT 1327 modem manufactured and sold by the licensee.

     The decrease in sales in 1995 was primarily due to delays in completing contract shipments due to a shortage of parts and constraints on human resources, a lack of working capital and delays in starting production of the Company's new MCT mobile data computer product line. Additional borrowings of $1,050,000 provided by a $1,800,000 bridge loan in 1995 improved the Company's short-term liquidity and allowed the Company to increase its sales levels throughout 1995, from first quarter sales of approximately $2,224,000 to sales of approximately $3,056,000 in the last quarter of 1995.

     New order rates for mobile data communications and aerospace telemetry systems and products decreased 58% compared to record order levels in 1994. Orders for mobile data communications and aerospace telemetry products decreased 68% and 40%, respectively, compared to order levels in the prior year. Orders in 1994 included an order valued at over $4,100,000, the largest single mobile data communications order the Company has been awarded.

     The Company generally competes for large, special order system contracts in its mobile data communications and aerospace telemetry markets. As a result of its financial condition, the Company believes customers awarded contracts to other competitors that would otherwise have been awarded to the Company, based on the substantially greater financial resources of the Company's competitors. The sharp reduction in operating losses, the settlement of a majority of unsecured creditor claims and customer acceptance in 1995 of several major mobile data systems improved the Company's competitive position late in 1995.

     The backlog of orders for mobile data communications and aerospace telemetry products was $5,703,000 in 1995 and $8,800,000 in 1994.

     Gross margin, as a percentage of sales, was 27% in 1995 and 1994. The gross margin on mobile data communications and aerospace telemetry systems were substantially unchanged in 1995 compared to 1994. The Company's mobile data communications orders are concentrated in large single orders for complete mobile data communications systems. The mix of the Company's mobile data communications products and services and the products of other third party suppliers, which can include mobile radios, laptop computers and software, will vary from order to order. As a result, mobile data communications gross margin can be expected to fluctuate from year to year.

     Extraordinary Item - Gain on Extinguishment of Debt

     In 1995, agreements for the settlement of unsecured creditors debt at a discount from the value of the creditors' claims resulted in a gain of $1,367,000, net of related expense. The gain on extinguishment of debt is reflected as an extraordinary item in the consolidated financial statements.

     Operating Expense and Interest Expense

     As a result of the Company's efforts to restructure its operations, selling and administrative expense and research and development expense were significantly reduced in 1995 compared to 1994. The decrease in operating expenses of $8,383,000 in 1995 compared to 1994 resulted primarily from a reduction in headcount, from 122 employees at the end of 1994 to 67 employees at the end of 1995, the closure of all international mobile data sales offices, the focus of marketing and selling efforts on selected markets, a reduction in overhead expense and the closing of the Company's VSAT earthstation product line.

     Selling expenses in 1995 decreased by $4,679,000 or 65% compared to 1994. Approximately 42% of the reduction in expense resulted from closing international sales offices and 31% of the reduction resulted from the closing of the VSAT earthstation product line. The balance of the reduction resulted primarily from a decrease in personnel costs and discretionary selling expenses such as travel, advertising and trade show expense.

     General and administrative expenses in 1995 decreased by approximately $2,139,000 compared to 1994, primarily as a result of a reduction in personnel costs of approximately $639,000 and overhead expense required to support international operations.

     Research and development expense in 1995 decreased by $1,565,000 or 59% compared to 1994. Substantially all of the decrease in expense related to a reduction in mobile data communications engineering personnel and overhead support expense. The reduction in personnel costs resulted from a reduction in headcount and a shift of mobile data engineering resources from product development to direct customer contracts.

     Interest expense in 1995 increased by $51,000 from 1994 primarily as a result of interest expense on a new $1,800,000 bridge loan, funded
in 1995.   This increase in interest expense was partially offset by the conversion in May 1995 of $990,000 principal amount 13.5% Convertible Debentures into shares of common stock.

Liquidity and Capital

     Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financings. In 1996, cash requirements were met by $273,000 in cash flow from operations and proceeds of $1,430,000 from the sale of common stock. In 1995, cash requirements where met primarily with $1,050,000 provided by a bridge loan, and a reduction in working capital.

     In the third quarter of 1996, the Company completed a series of transactions with ISA and certain of the Company's secured creditors. Through these transactions, ISA acquired a 76% ownership interest in the Company's outstanding common shares for a cash investment of $1,400,000, and secured creditors holding debt in the amount of $6,600,000 agreed to restructure their debt on terms considered by the Company to be favorable. Approximately $400,000 of the cash proceeds received from the ISA investment was used to retire principal on the bridge loan and $247,000 was used to settle, at a discount, unsecured and secured claims totaling approximately $1,098,000. In addition, in December 1996, the holder of the $4,800,000 principal amount 6% Convertible Debenture converted the debenture into 48,000 shares of Series B preferred stock with a liquidation preference of $4,800,000. Prior to year-end, 1,225 shares of Series B preferred stock were converted by the holder into 200,006 shares of common stock.

     As a result of the ISA transaction and the restructuring of the Company's secured debt, profitable operations in 1996 and the settlement of creditor debt at a discount, debt and other liabilities were reduced by $8,319,000 in 1996; a shareholders' deficit of $7,571,000 was eliminated; and a working capital deficit was decreased from $7,648,000 to $468,000.

     In 1996, accounts receivable decreased by $81,000 from the prior year, as the timing of sales in the last quarter of 1996 and 1995 was comparable. Included in accounts receivable at December 31, 1996 were $584,000 in receivables due from ISA. Unbilled costs and earnings on contracts decreased by $637,000 in 1996, to $180,000 from $817,000 in 1995. The decrease was a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is determined by contract terms. Inventories in 1996 decreased by $60,000, to $1,480,000 from $1,540,000 in 1995 primarily as a result of progress payments received from a customer.

     Accounts payable in 1996 decreased by $1,458,000 compared to 1995, primarily as a result of the settlement of unsecured creditors claims in 1996 with a value of approximately $1,504,000. The Company at times throughout 1995 was unable to make timely payments to its trade and other creditors. In the second half of 1995 and throughout 1996, most of the Company's suppliers required cash on delivery as their terms of sale and the Company was generally meeting its obligations in a timely manner. By the end of 1996, the Company had reestablished credit terms with certain of its suppliers and the Company now believes that credit terms with a majority of its key suppliers will be reestablished in 1997. At December 31, 1995 and 1996, there were disputed and past due creditor claims outstanding of approximately $1,600,000 and $400,000, respectively. The Company expects to reach settlements in 1997 with the creditors holding a substantial amount of the disputed and past due claims, and the settlement of these claims will not have an adverse effect on the Company's financial position.

    Investments in property and equipment were approximately $276,000 in 1996. At December 31, 1996, the Company had no material commitments for the purchase of capital equipment.

     In 1996, the Company restructured its secured debt. The $1,800,000 principal amount Bridge Loan, due in April 1996, was canceled in exchange for a cash payment of $400,000, the issuance of new $600,000 principal amount 6% Term Notes due September 1997 and the issuance of Series A preferred stock with a liquidation preference of $800,000. The 6% Term Notes are convertible, at the option of the holders, into 2,400,000 shares of common stock at any time prior to maturity. The $4,000,000 principal amount 12% Convertible Debentures and accrued interest of $800,000 were exchanged for a new seven year 6% Convertible Debenture. The 6%
Convertible Debenture was subsequently converted in December 1996 into Series B preferred stock with a liquidation preference of $4,800,000.
In 1997, approximately $1,441,000 in debt, including the $600,000 principal amount 6% Term Note and $837,000 principal amount of Creditors' Note, is scheduled for retirement. The cash required to repay these obligations is expected to be provided from a combination of cash flow from operations, if any, and new debt or equity financing.

     Although the Company has established a recent trend of profitable operations, prior to 1996 the Company had a history of operating losses. Accordingly, there can be no assurances that the Company can operate at a profit in the future. Moreover, the Company's new orders and sales are typically concentrated in a few large single orders from a small base of customers. As a result, new orders, sales and cash flow from operating activities may vary significantly from quarter-to-quarter. Accordingly, cash flow from operations is not expected to be sufficient to meet ongoing cash requirements and additional financing will likely be required to fund operations and working capital requirements in 1997. The Company believes that continuing progress in operating results and increasing new order rates will allow the Company to finance its cash requirements from new short-term and long-term financing, from the sale of common or preferred stock, or a combination of debt and equity. Additional capital in 1997 is likely to be provided or arranged by the Company's controlling shareholder ISA. However, the Company believes short-term financing collateralized by accounts receivable and other assets could be available from other third party lenders.

     In the event financing is not available in the time frame required, then the Company would be forced to reduce its rate of sales growth, if any, reduce operating expenses and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a period of cash constraints and a shortage of working capital, could adversely effect the Company's long-term business and shareholder value.



Inflation, Changing Prices and Impact from the Year 2000

     The effects of inflation have not had a material impact on revenues or expenses during the three year period 1994 through 1996. At the present time, the Company is reviewing its internal systems to determine the impact, if any, the calendar year 2000 will have on its systems.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 13(a).

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                  PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Financial Statements and Exhibits.
                                                                  Page
     (1)   Financial Statements:
              Report of Independent Accountants                     28

           Consolidated Balance Sheets as of December 31, 1995
             and 1996                                               29

           Consolidated Statements of Income (Loss) for the years
             Ended December 31, 1994, 1995 and 1996                 30

           Consolidated Statements of Shareholders' Equity (Deficit)
             for the Years Ended December 31, 1994, 1995 and 1996   31

           Consolidated Statements of Cash Flows  for the Years
             Ended December 31, 1994, 1995 and 1996                 32

           Notes to Consolidated Financial Statements               33

       (2) Financial Statement Schedules:
             II:  Valuation and Qualifying Accounts                 46



          All other financial statement schedules have been omitted since the information is not applicable or required, or is included in the financial statements or notes thereto.

       (b)   Reports on Form 8-K:

                None.

       (c)   Exhibits:

        2.1: Agreement and Plan of Reorganization, dated as of February 27, 1993, among CCI Coded Communications, Inc., Coded Communications Corporation, Decom Acquisition Corp. and Decom Systems, Inc. (1)

        2.2: CCI Coded Communications, Inc. (Wyoming) and Coded
Communications Corporation (Delaware) Articles of Merger and Agreement and Plan of Merger. (2)

        2.3: CCI Coded Communications, Inc. (British Columbia) and CCI Coded Communications, Inc. (Wyoming) Certificate of Registration and Articles of Continuance. (2)

        2.4: Mutual Agreement of Terms and Conditions, dated May 1, 1996 and the Second Agreement, dated July 17, 1996 (filed as Exhibits to the Company's Definitive Proxy Statement dated July 26, 1996).

        3.1: Certificate of Incorporation and Bylaws of Coded
Communications Corporation (Delaware). (1)

        3.2: Certificate of Amendment of Certificate of Incorporation.
(4)

        3.3: Certificate of Correction of Certificate of Designation of Preferred Stock, Series A and Certificate of Designation of Preferred Stock, Series A. (4)

        3.4: Certificate of Correction of Certificate of Designation of Preferred Stock, Series B and Certificate of Designation of Preferred Stock, Series B. (4)

        4.1:   6% Convertible Debenture and Fourth Amendment to Loan
Agreement by and between Coded Communications Corporation, Coded Mobile Communications Corporation, Coded Mobile Communications Corporation and Renaissance Capital Partners II, Ltd. (4)

       10.1: Executive Employment Agreement between Coded Communications Corporation, Decom Systems, Inc. and John A. Robinson, Jr. (2)

       10.2: Executive Employment Agreement between Coded Communications Corporation, Decom Systems, Inc. and Steven E. Borgardt. (2)

       10.3: Executive Employment Agreement between Coded Communications Corporation, Decom Systems, Inc. and Richard K. Carrine. (2)

       10.4: Executive Employment Agreement between Coded Communications Corporation and James B. Moore. (2)

       10.5: Executive Employment Agreement between Coded Communications Corporation and Maurice Nieman. (2)

       10.6: Industrial Lease by and between Madison Square Development Partnership and Decom Systems, Inc. (filed as an exhibit to Decom's Annual Report on Form 10-K for the fiscal year ended September 30, 1987 and incorporated herein by reference).

       10.7: Agreement for the Purchase and Sale of Assets and to Appoint Distributors by and between Coded Communications Corporation, Decom Systems, Inc. and Consolidated Coded Communications Corporation (filed as an exhibit to Decom's Annual Report on Form 10-K for the fiscal year ended September 30, 1987 and incorporated herein by reference).

       10.8: Executive Employment Agreement between Coded Communications Corporation and Gerard P. Dennehy (filed as an exhibit to the Company's Registration Statement on Form SB-2 (No 33-72526) and incorporated herein by reference).

       10.10: Consolidated Coded Management Incentive Program, with First and Second Amendments (filed as an exhibit to the Company's
Registration Statement on Form 10 dated September 8, 1989 and incorporated herein by reference).

       10.11: Declaration of the Management Incentive Trust (filed as an exhibit to the Company's Registration Statement on Form 10 dated
September 8, 1989 and incorporated herein by reference).

      10.12: Loan Agreement, as amended, between Renaissance Capital Partners, II Ltd.; Jersey Invest, Ltd; Stewart Leasing Company; Mindful Partners, L.P.; S.L. Rudick IRA; Herman Hodges and M. Driver and Coded Communications Corporation, Coded Mobile Communications, Inc.; ComViSat, Inc.; and Decom Systems, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference).

      20.1: Post Effective Amendment No. 1 to Coded Communications Corporation Stock Option Plan for Employees of Coded Communications Corporation and Subsidiaries (filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-51912) dated November 5, 1993 and incorporated herein by reference).

      20.2: Coded Communications Corporation Stock Option Plan for Employees of Decom Systems, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-71264) dated November 5, 1993 and incorporated herein by reference).

      21.1: List of Subsidiaries (filed herein).

      23.1: Consent of Coopers & Lybrand, L.L.P. (filed herein).

      27.1: Financial Data Schedule as of December 31, 1996  (filed herein).
_____________________

(1) Incorporated by reference to Registration Statement on Form S-4 (File No. 33-59046) declared effective July 9, 1993.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 0-17574) for the quarter ended October 2, 1993.

(3)   Incorporated by reference to the Company's Definitive Proxy
Statement dated January 26, 1996.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 0-17574) for the quarter ended September 28, 1996.



                                SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CODED COMMUNICATIONS CORPORATION
                                       (Registrant)



                               /s/ Gary L. Luick.
                                   Gary L. Luick
                                   Chief Executive Officer
                                   and President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



          Signature            Title                   Date


/s/ Gary L. Luick       Chief Executive Officer
                        President and Director      March 24, 1997
    Gary L. Luick


/s/ Steven E. Borgardt    Vice President Finance
                          Chief Financial Officer   March 24, 1997
    Steven E. Borgardt    (Chief Accounting Officer)

/s/ Hugo R. Camou         Chairman of the Board     March 24, 1997
    Hugo R. Camou


    Fernando Molino       Director


/s/ Fernando Pliego       Director                  March 24, 1997
    Fernando Pliego





                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
   Coded Communications Corporation

We have audited the consolidated financial statements and financial statement schedule of Coded Communications Corporation and subsidiaries (the "Company") listed in Item 13(a) of this Form 10-KSB. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's liquidity has been adversely affected by continued losses from operations. In addition, continuaiton of operations is dependent upon the availability of additional capital and the Company's ability to generate increased revenues and improved gross margin on sales. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              COOPERS & LYBRAND L.L.P.


San Diego, California
February 28, 1997






       CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                December 31,
                                            1995           1996
ASSETS
Current assets:
  Cash and cash equivalents               $   201,000   $   963,000
  Accounts receivable.                      1,828,000     1,776,000
  Unbilled costs and earnings on contracts    817,000       180,000
  Inventories                               1,540,000     1,480,000
  Prepaids and other assets                   314,000       206,000
     Total current assets                   4,700,000     4,605,000

Property and equipment, net                   821,000       730,000
Other assets                                  300,000       186,000

                                          $ 5,821,000   $ 5,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of debt and
    creditors' note                       $ 6,151,000  $ 1,441,000
  Accounts payable                          2,437,000      979,000
  Accrued payroll and related benefits        431,000      489,000
  Accrued interest                            757,000        3,000
  Deferred revenue and customer payments      624,000      748,000
  Other accrued liabilities                 1,948,000    1,413,000
     Total current liabilities             12,348,000    5,073,000

Creditors' note, net of current portion     1,044,000       --
Commitments and contingencies
   (Notes 1, 2 and 11)                         --           --

Shareholders' equity (deficit) (Note 10):
  Preferred stock, $.01 par value, 2,000,000
   shares authorized; issued and outstanding
   8,000 shares Series A preferred stock,
   liquidation preference $800,000; and 46,775
   shares Series B preferred stock,
   liquidation preference $4,678,000          --           1,000
  Common stock, $.01 par value; 14,566,201 and
   75,699,812 shares issued and outstanding in
   1995 and 1996, respectively              146,000      757,000
  Additional paid-in capital             23,330,000   29,929,000
  Accumulated deficit                   (31,047,000) (30,239,000)
   Total shareholders' equity (deficit)  (7,571,000)     448,000

                                        $ 5,821,00  $_5,521,000

The accompanying notes are an integral part of the consolidated financial statements.


      CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                     Years Ended December 31,
                                1994            1995           1996
Net sales                   $ 14,291,000    $ 10,171,000   $ 11,310,000
Cost of sales                 10,488,000       7,383,000      6,248,000

Gross margin                   3,803,000       2,788,000      5,062,000

Operating expense:
  Selling and administrative
    expense                   10,215,000       3,397,000      2,946,000
  Research and development
    expense                    2,644,000       1,079,000      1,771,000
  Restructuring costs and
    expenses                   3,151,000          --              --

Total operating expense       16,010,000       4,476,000      4,717,000
Operating income (loss)      (12,207,000)     (1,688,000)       345,000

Interest expense                 724,000         775,000        524,000
Interest and other income        (28,000)         (3,000)       (16,000)
Provision for income taxes        26,000          24,000         24,000

Loss before extraordinary
    item                     (12,929,000)     (2,484,000)      (187,000)
Extraordinary item-gain on
    extinguishment of debt        --           1,367,000        995,000

Net income (loss)           $(12,929,000)    $(1,117,000)   $   808,000

Net income (loss) per share:
    Income (loss) before
      extraordinary item    $      (1.07)    $      (.17)   $     --
    Extraordinary item           --                  .10           .02

Net income (loss) per share $      (1.07)    $      (.07)   $      .02

Average shares outstanding.   12,127,000      14,244,000    44,891,000


The accompanying notes are an integral part of the consolidated financial statements.






                CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                 Additional               Total
                               Common Stock     Preferred Stock  Paid-in     Accumulated  Shareholders'
                             Shares     Stock    Par Value       Capital     Deficit     Equity(Deficit)

Balances, December 31, 1993 11,162,359 $112,000  $  ---        $19,123,000  $ (17,001,000) $ 2,234,000

Issuance of common stock     1,318,965   13,000     ---          2,962,000        ---        2,975,000

Issuance of common stock
for compensation                 7,000     ---      ---             6,000         ---            6,000

Issuance of common stock
for acquisition                 50,000     ---      ---           100,000         ---          100,000

Net loss for year                ---       ---      ---            ---      12,929,000)    (12,929,000)

Balances, December 31, 1994 12,538,324  125,000     ---        22,191,000    (29,930,000)   (7,614,000)

Conversion of 13.5%
debentures                  1,319,997    13,000     ---          977,000          ---        990,000

Issuance of common stock
for services                 707,880      8,000     ---          162,000          ---        170,000

Net loss for year            ---         ---      ---            ---       (1,117,000)  (1,117,000)

Balances, December 31, 1995 14,566,201  146,000     ---       23,330,000    (31,047,000)  (7,571,000)

Issuance of common stock
for services                   244,000    2,000     ---           46,000         ---          48,000

Issuance of Series A
preferred stock in
exchange for debt               ---        ---      ---         800,000          ---         800,000

Issuance of Series B
preferred stock in
exchange for debt               ---        ---     1,000      4,799,000          ---       4,800,000

Conversion of Series B
preferred stock to
common stock                 200,006     2,000      ---         (2,000)          ---          ---

Issuance of common stock
in exchange for accrued
interest                     273,585     3,000      ---        130,000           ---         133,000

Issuance of common stock
for cash and other
consideration             60,416,020   604,000      ---        826,000           ---       1,430,000

Net income for year         ---        ---        ---          ---           808,000       808,000

Balances, December 31, 1996 75,699,812 $757,000  $1,000   $ 29,929,000    $(30,239,000)  $   448,000



The accompanying notes are an integral part of the unaudited financial statements.



    CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year Ended December 31,
                                     1994         1995          1996
Cash flows from operating activities:
 Net income (loss)              $(12,929,000)  $(1,117,000)  $  808,000
 Adjustments to reconcile net
  loss to net cash provided
  (used) by operating activities:
    Extraordinary item                ---       (1,367,000)    (995,000)
    Depreciation and amortization    512,000       495,000      367,000
    Other                            801,000       296,000       93,000
                                 (11,616,000)   (1,693,000)     273,000
 Change in assets and liabilities,
  net of effects of non-cash transactions:
    Accounts receivable           (1,404,000)      482,000       81,000
    Unbilled costs and earnings
     on contracts                    290,000       410,000      637,000
    Inventories                     (413,000)      381,000       60,000
    Other current and long-term
      assets                        (302,000)      182,000      158,000
    Accounts payable               4,193,000       450,000     (400,000)
    Reserve for restructuring      1,359,000      (960,000)     138,000
    Accrued and other liabilities  2,265,000       (23,000)    (550,000)
        Net cash provided (used)
         by operating activities  (5,628,000)     (771,000)     397,000

Cash flows from investing activities:
 Other investments                   130,000          --           --
 Additions to property and
   equipment                      (1,087,000)     (159,000)    (276,000)

      Net cash used by investing
        activities                  (957,000)     (159,000)    (276,000)

Cash flows from financing activities:
 Issuance of common stock for cash 2,975,000         --       1,430,000
 Additions to debt                 1,099,000     1,050,000       12,000
 Payments on debt, including
   capital leases                   (293,000)     (379,000)    (801,000)

     Net cash provided by
       financing activities        3,781,000       671,000     641,000

Net increase (decrease) in cash
  and cash equivalents            (2,804,000)     (259,000)    762,000
Cash and cash equivalents,
   beginning of year               3,264,000       460,000     201,000

Cash and cash equivalents,
  end of year                    $   460,000   $   201,000   $ 963,000

Supplemental cash flow information:
 Cash paid for interest          $   509,000   $   144,000   $ 160,000
 Cash paid for income taxes           15,000        16,000      20,000


The accompanying notes are an integral part of the consolidated financial statements.


         CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company and Summary of Significant Accounting Policies:

    Company Operations Coded Communications Corporation and its wholly-owned subsidiaries (the "Company") develop, manufacture and market wireless digital transmitting, receiving and processing equipment and systems for use in two primary markets: mobile data communications and aerospace telemetry. The Company's products employ similar technologies and techniques to transmit, receive and process digitized information transmitted over conventional voice radio channels and satellite communications links. The Company's mobile data communications products and systems are marketed to small and large operators of vehicle fleets and include public safety, emergency medical services, utility and service fleets. The Company's aerospace telemetry products and systems are marketed to the United States and foreign governments and agencies and to defense prime contractors for use in research, development, test and evaluation programs for aircraft, space and weapons systems.

     In 1996, ISA Investments Corporation ("ISA") acquired 57,272,767 shares or a 76% common stock ownership interest in the Company. ISA is a majority controlled subsidiary of Grupo Information, Satellites and Advertising, S.A. de C.V. ("Grupo ISA"). Grupo ISA is majority owned by Mr. Hugo R. Camou and his immediate family. As a result of its common stock ownership interest and its ability to nominate and elect a majority of the members of the Company's board of directors, the Company is considered to be controlled by ISA.

     Basis of Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. See Note 2 "Management's Plan for Future Operations and Financing." In addition, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation - The consolidated financial statements include the accounts of Coded Communications Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Accounts Receivable. The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of December 31, 1995 and 1996, the Company's reserve for doubtful accounts was $237,000 and $208,000, respectively.

     Inventories - Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined by the first-in, first-out method. The Company has provided estimated reserves for inventory in excess of the Company's current needs and for technological obsolescence. Due to the uncertainties inherent in the evaluation process it is at least reasonably possible that reserves for excess and obsolete inventories could be further revised within the next year. The components of inventory are as follows:

                                             December 31,
                                          1995          1996
     Raw materials and supplies.......   $  548,000   $  475,000
     Work-in-process......................  977,000    1,163,000
     Finished goods...................       15,000        7,000
     Less progress billings.................  --        (165,000)
                                         $1,540,000   $1,480,000


       CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company has multiple sources of supplies for most of its purchased parts and components. For a few components, there may be only a single source of supply. Although the Company believes that other suppliers could provide similar components, a change in suppliers could cause a delay in manufacturing and customer delivery, and a possible loss of sales. A delay in or loss of sales would adversely affect operating results.

     Property and Equipment - Property and equipment is carried at cost. Depreciation and amortization are provided under the straight-line method with expected lives ranging from three to five years for office equipment, capitalized design costs and manufacturing and test equipment. Leasehold improvements and leased equipment are amortized over the useful life or the term of the respective lease, whichever is less.

     Revenue Recognition - Revenues on engineering and systems contracts requiring contract performance prior to commencement of deliveries are recorded using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. Losses, if any, are recorded when known. Revenue recognized in excess of amounts billed is classified as current or non-current on the basis of expected realization or payment within or beyond one year, under unbilled costs and earnings on contracts. Contract invoicing in excess of
revenue is classified as a current liability.   All other revenue is
recognized upon shipment of products or performance of services. The Company has provided loss reserves for certain contracts based on the estimated cost to complete the contracts. Due to the uncertainties inherent in the estimation process it is at least reasonably possible that an increase in the contract loss reserves could be required within the next year.

     Income Taxes - Income taxes are provided utilizing the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Additionally, under the liability method, changes in tax rates and laws will be reflected in income in the period such changes are enacted.

     Statements of Cash Flows - For purposes of the Statements of Cash Flows, cash and cash equivalents include cash deposits and bank money market accounts.

     In 1996, non-cash financing activities included the issuance of Series A and Series B preferred stock with an aggregate liquidation value of $5,600,000 in exchange for debt and accrued interest; the issuance of 517,585 shares of common stock for services and the settlement of accrued interest valued at $181,000; and the issuance of non-interest bearing creditor notes in the amount of $207,000 for the settlement of approximately $414,000 in unsecured creditor claims.

     In 1995, non-cash financing activities consisted of the issuance of 1,319,997 shares of common stock in exchange for $990,000 principal amount of 13.5% Convertible Senior Subordinated Debentures, the issuance of 707,880 shares of common stock for services valued at $170,000 and the issuance of non-interest bearing creditor notes in the amount of $1,473,000 for the settlement of approximately $2,946,000 in unsecured creditor claims.

     In 1994, non-cash financing activities consisted of the issuance of 7,000 shares of common stock valued at $6,000 for compensation services and the issuance of 50,000 shares of common stock valued at $100,000 for the acquisition of ComViSat, Inc.

     Research and Development Costs - Company-sponsored research and product development costs are charged to expense as incurred.


          CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Concentration of Credit Risk. The Company invests its excess cash, if any, in bank money market accounts, and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintains safety and liquidity.

     The Company manufactures and sells communications products and systems to United States government agencies, municipalities and commercial customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. A substantial portion of international sales are shipped against letters of credit or cash advances. The Company maintains reserves for estimated credit losses.

     Fair Value of Financial Instruments. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accrued liabilities and short-term borrowings approximate fair value due to the short-term nature of these instruments. Fair value approximates cost for all other financial instruments.

     Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock.

     Net Income (Loss) Per Share - Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury method. In addition, the calculation of the number of shares used in computing net income per share also includes Series A and Series B preferred stock which are convertible into an aggregate of 10,038,000 shares of common stock, as if they were converted into common stock as of their original date of issuance, if such inclusion would be dilutive.

     Reclassification. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the current year presentation.

2.   Management's Plan for Future Operations and Financing:

     Prior to the Company's reorganization of its business operations and management in the first quarter of 1995, the Company had operated at a loss since its inception. In addition, the Company had accumulated a significant shareholders' deficit and liabilities, including approximately $4,800,000 in secured debt that had been declared in default by the holder of the debt in February 1995, and $1,800,000 in secured debt that was scheduled for payment in April 1996.

     Following the restructuring of the Company's operations and management in the first quarter of 1995, operating expenses were reduced, gross margins on sales improved and, as a result, the Company achieved marginal profitability before interest expense and income taxes in the second half of 1995 and for the year ended December 31, 1996. In addition, by December 31, 1996, the Company completed an investment transaction with ISA, and restructured or negotiated settlements with its major unsecured and secured creditors, resulting in a reduction in unsecured and secured debt and other liabilities of approximately $8,319,000 from debt and liabilities existing at December 31, 1995. See
Note 1 "The Company and Significant Accounting Policies" and Note 5 "Investments and Restructuring of Debt."



       CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Although the Company achieved marginal operating profits before interest expense and income taxes of $250,000 in the second half of 1995 and $345,000 for the year ended December 31, 1996, the Company operates in markets that are emerging and highly competitive and the Company's principal competitors have significantly more financial and technological resources. Moreover, the Company's orders are typically concentrated in large orders derived from a small base of customers and, accordingly, new orders, sales levels and operating profits, if any, can and will fluctuate on a quarter-by-quarter basis. There is no assurance that the Company will operate at a profit in the future.

     New financing is likely to be required to finance working capital and operations at the anticipated sales level in 1997. The Company believes that additional financing, in the form of short-term and long-term debt, preferred and common stock, or a combination of debt and equity will be available in 1997 under terms and conditions that are acceptable to the Company. Additional capital in 1997 is likely to be provided or arranged by the Company's controlling shareholder, ISA; however, the Company believes short-term financing collateralized by accounts receivable and other assets could be available from other third party lenders.

     In the event financing is not available in the time frame required, then the Company will be forced to reduce its rate of sales growth, if any, reduce operating expenses and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a period of cash constraints and a shortage of working capital, could adversely effect the Company's long-term business and shareholder value.

3.   Extraordinary Gain on Extinguishment of Debt:

     As more fully discussed in Note 7 "Debt and Creditors' Note", in 1995 and 1996 agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in gains, net of related expense, of $1,367,000 in 1995 and $995,000 in 1996. The gains on extinguishment of debt are reflected as an extraordinary item in the accompanying consolidated financial statements.

4.   Losses and Expenses From Restructuring Operations:

     In December 1994, the Company initiated action to restructure its operations to reduce operating expenses and to focus on its domestic markets and core product lines.  Restructuring costs and a write-down in the value of assets of approximately $3,151,000 were recorded in the fourth quarter of 1994 and were comprised of the following:
       Write-off of Domsat acquisition costs          $  657,000
       Reserve for common stock repurchase agreement     340,000
       Write-down of VSAT satellite product line assets  667,000
       Reserve for personnel severance costs             207,000
       Reserve for VSAT satellite product line losses
        and closing of international mobile data sales
        offices and marketing activities                 950,000
           Reserves for other costs and expense          330,000
                                                      $3,151,000

     In January 1994, the Company acquired ComViSat, Inc. ("ComViSat"), a start-up company engaged in integration and distribution of very small aperture terminal earthstations ("VSAT's"). These systems are used in voice and data satellite communications, and were marketed primarily to developing third world countries where wireline telephone and other communications capabilities were inadequate. The two shareholders of ComViSat received an aggregate of 50,000 shares of Common Stock for all of the outstanding common stock of ComViSat.

        CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In addition, the shareholders of ComViSat were entitled to future contingent payments, in the form of cash, common stock or a combination thereof, in the event certain financial performance goals are achieved over a four-year period. The acquisition was treated as a purchase for accounting purposes. The assets, liabilities and operations of ComViSat prior to its acquisition were not material to the consolidated assets, liabilities and operations of the Company.

     As a result of depressed business conditions in Mexico and the destabilizing impact of the Mexican economy on other Latin American and South American economies beginning in December 1994, the decision was made in 1995 to discontinue the Company's VSAT product line and dispose of all product-line assets, which were comprised primarily of VSAT demonstration and test equipment. Mexico was the principal market for the Company's VSAT products. Sales of VSAT earthstation products and systems were $2,175,000 in 1994. At December 31, 1994, the Company recorded expenses of $1,226,000 for closing the VSAT product line, discontinuing sales and engineering activities, and the writing-down of equipment, intangible assets and inventories.

5.   Investments and Restructuring of Debt:

     In September 1996, the Company completed a series of transactions which resulted in ISA acquiring a 76% common stock ownership interest in the Company; and the restructuring of the Company's $6,600,000 in secured debt. As a result of its controlling interest in the Company's common stock and its ability to nominate and elect a majority of the members of the Company's Board of Directors, the Company is considered to be controlled by ISA.

     ISA acquired its 57,272,767 shares or 76% common stock ownership interest for, among other things, cash payments totaling $1,400,000 and an ISA guarantee of not less then $10,000,000 in orders for mobile data communications products from its customers in Mexico and Latin America, over an eighteen month period. Prior to its investment in the Company, ISA was a distributor of the Company's mobile data communications products in Mexico. As a condition of its agreement with the Company, ISA was required to deposit in a third party escrow account 24,000,000 shares of the Company's common stock to secure its guarantee of $10,000,000 in product orders. In the event ISA places less than $10,000,000 in product orders over the eighteen month period, then a portion of the escrowed shares are to be canceled and returned to the Company. At December 31, 1996, there were 16,800,000 shares held in the escrow account.

    In connection with the ISA investment in the Company, holders of the Company's senior secured $1,800,000 principal amount Bridge Loan canceled their debt in exchange for a cash payment of $400,000; the issuance of 8,000 shares of the Company's Series A preferred stock (with a liquidation preference of $800,000); and the issuance of new
$600,000 principal amount, 6% Term Notes, due September 27, 1997. The 6% Term Notes are convertible, at the option of the holders, into 2,400,000 shares of common stock and are collateralized by a security interest in the Company's assets. In addition, the holder of the Company's secured $4,000,000 principal amount, 12% Convertible Debentures ("12% Debentures") converted the 12% Debentures and accrued interest of approximately $800,000 into a new seven year, $4,800,000 principal amount 6% Convertible Debenture (the "6% Debenture"). The 6% Debenture was subsequently converted in December 1996 into 48,000 shares of the Company's Series B preferred stock, with a liquidation value of $4,800,000. The Series B preferred stock is convertible into approximately 7,837,000 shares of the Company's common stock. All of the shares of Series B preferred stock are held by Renaissance Capital Partners, II, Ltd. an investment partnership based in Dallas, Texas.


         CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  Property and Equipment:
    Property and equipment consisted of:
                                                    December 31,
                                                  1995        1996
    Manufacturing, test and demonstration
      equipment                                $2,309,000  $2,272,000
    Leaseholds, office and other equipment      1,307,000   1,559,000
    Capitalized designs and tooling               125,000     125,000
    Equipment under capitalized leases             94,000      13,000
                                                3,835,000   3,969,000
    Less accumulated depreciation and
      amortization                             (3,014,000) (3,239,000)
                                              $   821,000  $  730,000


7.   Debt and Creditors' Note:
     Short-term debt and Creditors'
       Note consisted of:                          December 31,
                                               1995        1996
     12% Debentures                          $ 4,000,000   $   ---
     Bridge loan, due April 17, 1996           1,800,000       ---
     6% Term Notes, due September 1997             ---       600,000
     Creditors' Note, non-interest bearing,
      due December 31, 1997                    1,394,000     837,000
     Installment notes, interest rates
       up to 16%                                   1,000       4,000
                                               7,195,000   1,441,000
     Less amount due within one year          (6,151,000) (1,441,000)
     Long-term debt, due after one year      $ 1,044,000 $     ---

     In February 1995, the holder of the 12% Debentures declared the 12% Debentures in default and accelerated the payment of principal and interest. In addition, at December 31, 1995, there was $646,000 in accrued interest past due on the 12% Debentures. In September 1996, the holder of the 12% Debentures exchanged the $4,000,000 principal amount, 12% Debentures and accrued interest of approximately $800,000 for a new seven year, $4,800,000 principal amount 6% Debenture, and 200,000 shares of common stock in exchange for approximately $100,000 in accrued interest. In December 1996, the holder of the 6% Convertible Debenture converted the 6% Convertible Debenture into 48,000 shares of the Company's Series B preferred stock with an aggregate liquidation preference of $4,800,000. See Note 5 "Investments and Restructuring of Debt" and Note 10 "Common and Preferred Stock".


        CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In April 1995, the Company completed a $1,250,000 Bridge Loan financing package, under which $500,000 in new loans were advanced and a $750,000 term loan, declared in default by the note holder in February 1995, was refinanced. On July 21 and September 15, 1995 the Bridge Loan Agreement was amended and the Bridge Loan increased to $1,800,000 with an additional $550,000 in new loan proceeds. Proceeds of the Bridge
Loan were used for working capital. In September 1996, the holders of the $1,800,000 principal Bridge Loan canceled their debt in exchange for a cash payment of $400,000; new $600,000 principal amount 6% Term Notes, which are due in September 1997 and are collateralized by a security interest in the Company's assets; and 8,000 shares of Series A preferred stock with an aggregate liquidation preference of $800,000. See Note 5 "Investments and Restructuring of Debt" and Note 10 "Common and
Preferred Stock". The 6% Term Notes are convertible, at the option of the holders any time prior to maturity, into 2,400,000 shares of common stock.

     In 1995, the Company engaged the San Diego Wholesale Credit Association to assist in the formation of an unsecured creditors' committee and an out-of-court composition plan (the "Creditor Plan") for the settlement of unsecured creditors' claims. Under the Creditor Plan implemented by the Company in September 1995, certain unsecured creditors accepted 50% of their credit claims in full settlement of their claims (the "settlement value"), with quarterly repayments beginning September 30, 1995 at a fixed rate of 5% of the settlement value. The unpaid balance of the settlement value is to be paid in December 1997. As of December 31, 1995, unsecured creditors with original claims of approximately $2,946,000 agreed to participate in the Creditor Plan.

     In 1996, additional creditors with claims of approximately $414,000 agreed to participate in the Creditor Plan and accepted 50% of their credit claim in full settlement. In addition, in September 1996 the Company offered all participants in the Creditor Plan a lump sum cash payment equal to 35% in full settlement of their then outstanding Creditor Note balance. Holders of Creditor Notes with an outstanding balance of approximately $446,000 accepted the Company's cash offer and received a lump sum cash payment of $156,000 in full settlement of the remaining outstanding balance of their Creditor Notes. The Creditors' Note balance outstanding at December 31, 1996 was $837,000, and requires quarterly payments of approximately $58,000 through December 31, 1997, at which time the remaining outstanding balance of the Creditor Note is payable. The Creditor Note is collateralized by a subordinated security interest in the assets of the Company.

8.     Income Taxes:
     The provision for income taxes consisted of the following:

                                      Year Ended December 31,
                                     1994      1995      1996
           Current                 $ 26,000  $ 24,000  $ 24,000
           Deferred                   --         --       --
                                   $ 26,000  $ 24,000  $ 24,000



         CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     A reconciliation of the statutory federal income tax and the
Company's pretax income or loss (including extraordinary gain) with the
Company's reported income tax expense is as follows:
                                         Year Ended December 31,
                                         1994     1995      1996
    Federal statutory rate              (34.0)%  (34.0)%    34.0%
    State income taxes, net of
     federal tax benefits......           --      1.5       1.9
    Income tax benefits not recognized
     (recognized) for financial
      statement purposes............     34.0     31.3     (33.0)
                                          -- %     1.2 %     2.9 %

     The major components of deferred tax assets consisted of the following:


                                           1995           1996
     Deferred tax assets:
       Net operating losses and tax
         credit carryforwards             $11,209,000   $10,422,000
       Reserves not currently deductible      621,000       671,000
                                           11,830,000    11,093,000
       Valuation allowance               (11,830,000)   (11,093,000)
       Net deferred tax assets           $   --         $    --

     At December 31, 1996, the Company had estimated net operating loss carryforwards for federal tax purposes of approximately $29,000,000 and tax credit carryforwards of $500,000 which expire in the years 1997 through 2010. The realization of these loss carryforwards and tax credits are dependent upon the Company generating sufficient future taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Because of the Company's history of operating losses, there is no assurance that any amount of the net operating loss carryforwards and tax credits will be realized.

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

     The Internal Revenue Code (the "Code") limits the availability of income tax net operating losses and certain tax credits that arose prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. The Company's use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent "ownership changes" in 1993 and 1996. In each year following the changes, the Company will be able to offset taxable income by a limited amount of the pre-
ownership change carryforwards.   Net operating losses and  tax
credits that are unavailable in any year as a consequence of this limitation may be carried forward for future use subject to the restrictions of the Code.







           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Related Party Transactions:

     In 1996, third party customers of ISA placed new orders for approximately $5,346,000 in mobile data communications products and systems. The Company believes the terms and conditions of these orders are consistent with the terms and conditions of similar orders accepted by the Company from third party customers in the United States. In addition, sales to ISA customers in Mexico in 1996 were approximately $4,141,000 and at December 31, 1996 there was $584,000 in accounts receivable due from ISA. See Note 12 "Product Lines and Major Customers."

    In 1995, the Company's two independent directors each received 100,000 shares of the Company's common stock for services. The shares of common stock were valued at an aggregate of $52,000. The independent directors received no other direct compensation for their services, except for the reimbursement of expenses incurred to attend Board of Director meetings. Both independent directors resigned their positions in 1996.

    In 1994, the Company loaned an aggregate of $230,000 to two officers for relocation to San Diego, California. Under the terms of the loans, the loan principal was to be reduced by $10,000 for each year the officer continued his employment with the Company. At December 31, 1995, the notes receivable from officers, included in other assets in the accompanying consolidated financial statements, totaled $200,000. At December 31, 1996, both officers had terminated their employment with the Company, and the repayment of both loans was in dispute. The Company believes that the notes will be ultimately collected at the approximate net book value of the notes at December 31, 1996.

10.  Common and Preferred Stock:

     The Company has authorized 100,000,000 shares of $.01 par value common stock. In 1996, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation authorizing 2,000,000 shares of $.01 par value preferred stock. At December 31, 1996, the Board of Directors had designated Series A and Series B preferred stock.

     On September 27, 1996, the Company issued 8,000 shares of Series A preferred stock in exchange for the settlement of debt. (See Note 7 "Debt and Creditors' Note"). Each share of Series A preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $8.00 per share, when and as declared by the Board of Directors. Dividends on the Series A preferred stock have preference over any distributions to the holders of the Series B preferred stock and common stock. Undeclared cumulative dividends amounted to $16,000 at December 31, 1996. Each share of the Series A preferred stock is convertible into 300 shares of common stock, subject to certain anti-dilution provision, and the Series A preferred stock has a liquidation preference of $100.00 per share over any distributions to holders of common stock and Series B preferred stock. Holders of the Series A preferred stock have votes per share equivalent to the number of shares of common stock to which the Series A preferred stock may be converted, and such votes are combined with the votes of common and Series B stockholders and voted as a single class.




         CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On December 20, 1996, the Company issued 48,000 shares of Series B preferred stock in exchange for debt. See Note 7 "Debt and Creditors' Note." Each share of Series B preferred stock is convertible into
163.27 shares of common stock, subject to certain anti-dilution provision, and each share of Series B preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $6.00 per share, when and as declared by the Board of Directors. Dividends on the Series B preferred stock have preference over distributions to common stockholders and are junior to any distributions to Series A preferred stockholders. The holder of the Series B preferred stock has votes per share equivalent to the number of shares of common stock to which the Series B preferred stock may be converted, and such votes are combined with the votes of common and Series A stockholders and voted as a single class.

     In December 1996, the holder of the Series B preferred stock converted 1,225 shares of Series B preferred stock into 200,006 shares of common stock. At December 31, 1996, there were outstanding 46,775 shares of Series B preferred stock, with an aggregate liquidation value of $4,678,000.

     In 1996, in connection with the ISA investment and the restructuring of debt, 60,272,767 shares of common stock were issued for a value of $1,400,000. Of the shares issued to ISA, approximately 16,800,000 shares were held in escrow at December 31, 1996. These shares will be released to ISA as ISA meets its commitment to place $10,000,000 in orders for the Company's mobile data products over an eighteen month period. In the event that ISA does not place $10,000,000 in orders, then a portion of the shares held in escrow will be canceled. See Note 5 "Investments and Debt Restructuring." In addition, in 1996 the Company issued 517,585 shares of common stock in exchange for services and accrued interest valued at $181,000 and issued 143,250 shares of common stock for $30,000 in cash upon the exercise of outstanding employee stock options.

     In 1995, the Company issued 1,319,997 shares of common stock in exchange for $990,000 principal amount, 13.5% Debentures and issued 707,880 shares of common stock in exchange for services valued at $170,000.

     In 1994, the Company issued 1,318,965 shares of common stock upon the exercise of warrants and options for net proceeds of $2,975,000. In addition, 50,000 shares of common stock valued at $100,000 were issued to the shareholders of ComViSat in exchange for all of the outstanding shares of ComViSat common stock and 7,000 shares of common stock valued at $6,000 were issued in consideration for compensation services.

     At December 31, 1995, the Company had issued warrants to purchase a total of 4,256,837 shares of common stock, at an average purchase price of $.63 per share. All of the warrants expired or were canceled in 1996.

     Under the Company's 1992 Incentive and Non-Qualified Stock Option Plan (the "1992 Option Plan"), as amended on September 19, 1996, options to purchase an aggregate of 13,250,000 common shares may be granted to directors, officers and employees. Options under the 1992 Option Plan are granted at a price not less than 75% of the fair market value of a common share at the date of grant, and the right to exercise the option generally vests over such periods as determined by the Board of Directors, but generally over a period of six months to three years and expires in five years. As of December 31, 1996, options to purchase 8,718,250 shares had been granted under the 1992 Option Plan.


      CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table summarizes stock option transactions for the three years ended December 31, 1996:
                                         1994       1995      1996
    Outstanding at beginning of year  1,285,889  1,054,288   3,242,915

     Granted                            115,332  2,953,000   7,542,500
     Exercised                         (324,058)     --       (143,250)
     Canceled                           (22,875)  (764,373) (2,067,165)
     Outstanding at end of year       1,054,288  3,242,915   8,575,000

     The Company has adopted the disclosure-only provisions of SFAS No.
123 Accounting for Stock-Based Compensation.  Had compensation costs for the Company's stock option plan been determined based on the fair-
value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated
below:
                                        Year Ended December 31,
                                           1995         1996
      Net income (loss):
       As reported.......................  $(1,117,000)  $808,000
       Pro forma.........................   (1,165,000)   376,000

      Net income (loss) per common share:
       As reported.......................  $     (.07)   $    .02
       Pro forma...........................      (.07)        .01

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0%; expected volatility of 77%; risk-free interest rates ranging from 5.1% to 6.6%; and expected lives of 2 to 4 years.

     In 1994, options covering 115,332 shares of common stock were granted at an average option price of $2.90 per share (ranging from $2.75 to $3.00 per share). In 1995, options covering 2,953,000 shares of common stock were granted at an average option price of $.32 per share (ranging from $.20 to $.50 per share), of which options to purchase 1,730,000 shares of common stock were granted to certain of the Company's officers at an average price of $.35 per share. In 1996, options covering 7,542,500 shares of common stock were granted at an average option price of $.30 (ranging from $.20 per share to $.35 per share).

     The weighted average exercise price of options excercised and canceled in 1996 was $.21 and $.51 per share, respectively. The weighted average life of options outstanding at December 31, 1996 was 47 months.

     At December 31, 1996 options for 1,433,966 shares were exercisable at prices ranging from $.20 to $.40 per share, and 4,531,750 shares were available for future grant.

     At December 31, 1996 the Company had reserved 26,400,578 common shares for issuance of 13,106,750 shares under employee stock options; 10,036,991 common shares for issuance upon the conversion of Series A and Series B preferred stock into common stock; 2,400,000 common shares for issuance upon the conversion of the 6% Term Note into common stock; and 856,837 shares for issuance upon the exercise of warrants and other options to purchase common stock.




      CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11. Commitments and Employee Savings Plan:

    The Company leases its Carlsbad, California administrative and manufacturing facility under a noncancellable operating lease expiring in October 1998. The minimum annual lease payments under this lease are approximately $206,000 in 1997 and $172,000 in 1998.

    Total rent expense, including month-to-month equipment rentals, was $545,000, $448,000 and $194,000, respectively, for the years ended December 31, 1994, 1995 and 1996.

    As a result of the Company's closing of its ComViSat satellite earthstation product line and its business operations, the Company is a party to legal actions At December 31, 1996, the Company was of the opinion that legal actions existing as of that date would not have a material affect on the consolidated financial statements.

    The Company entered into employment agreements in 1996 with five executive officers. These agreements cover a term of three years. Base salaries vary under the individual agreements and provide for annual incentive bonuses under a plan approved by the Board of Directors. The agreements also contain severance provisions in the event that the Company terminates the employment of the executive officers without cause and under certain defined circumstance, if the executive officer terminates employment.

     The Company maintains a 401(k) Savings Plan covering substantially all full time employees. Plan participants may contribute up to 15 percent of their eligible compensation to the plan. The Company made an elective matching contribution to the Plan in 1996 of $13,000. The Company did not make elective matching contributions to the plan in 1994 or 1995.

12. Product Lines and Major Customers:

    The Company operates in a single business segment engaged in the design, manufacture and marketing of a wide range of digital transmitting, receiving and processing equipment for use in two markets, wireless mobile data communications and aerospace telemetry. In
December 1994, the Company discontinued sales of its VSAT earthstation product line. Sales of VSAT equipment in 1995, which represented approximately 1% of consolidated sales, are included in wireless mobile data sales. Net sales of wireless mobile data communications and aerospace telemetry products and services for the three years ended
December 31, 1996 were as follows:

                                    1994          1995          1996
    Mobile data communications   $7,991,000    $6,676,000   $7,880,000
    Aerospace telemetry           4,125,000     3,495,000    3,430,000
    VSAT earthstations            2,175,000        --            --

                                $14,291,000   $10,171,000  $11,310,000



           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In 1994, sales to three customers represented 10%, 16% and 17%, respectively, of mobile data communications product sales. In 1995, sales to three customers represented 10%, 11% and 25%, respectively, of mobile data communications product sales. Included in mobile data communications sales in 1995 is $394,000 in revenue recognized from the licensing of manufacturing rights of the Company's MPT 1327 modem. The MPT 1327 modem is marketed primarily in the United Kingdom. In 1996, sales of mobile data communications products to two customers in Mexico represented approximately 53% of mobile data communications sales.

     In 1994, two customers each represented 12% of aerospace telemetry sales and one customer represented 10% of aerospace telemetry sales. In 1995, two customers each represented 12% of aerospace telemetry sales. In 1996, two customers represented 17% and 14%, respectively, of aerospace telemetry sales. Export sales of aerospace telemetry products, principally to Western Europe, represented 9%, 18% and 12% of total aerospace telemetry sales in 1994, 1995 and 1996, respectively. Direct sales of aerospace telemetry products to the United States government and its agencies represented 14%, 8% and 18% of aerospace telemetry sales in 1994, 1995 and 1996, respectively.

     All VSAT earthstation sales in 1994 were to a single customer in Mexico.


                  ___________________________



       CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                 Beginning   Charged To                   Account     Ending
Description      Balance      Expense   Reclassification  Write-Off   Balance

Allowance for doubtful accounts:
 Year Ended 1996  $237,000   $ 4,000    $   --          $ (33,000)   $208,0000

 Year Ended 1995  $110,000   $50,000    $ 77,000        $      --     $237,000

 Year Ended 1994  $ 90,000   $32,000    $   --          $ (12,000)    $110,000

                                            Inventory
                Beginning     Charged To    Write-Off &          Ending
  Description   Balance       Expense       Reclassification    Balance

Inventory reserves:
 Year Ended 1996  $ 754,000   $ 122,000       $(189,000)         $ 687,000

 Year Ended 1995  $ 610,000   $ 118,000       $  26,000          $ 754,000

 Year Ended 1994  $ 441,000   $ 173,000       $  (4,000)         $ 610,000

                     Beginning      Charged To    Charged       Ending
   Description       Balance        Expense       to Reserve    Balance

Restructuring reserves:
 Year Ended 1996     $  295,000   $    --       $  (138,000)  $  157,000

 Year Ended 1995     $1,359,000   $    --       $(1,064,000)  $  295,000

 Year Ended 1994     $   --       $3,151,000    $(1,792,000)  $1,359,000



Exhibit 21.1

                   CODED COMMUNICATIONS CORPORATION
                         LIST OF SUBSIDIARIES
                        AS OF DECEMBER 31, 1996




                                          State or Country   Percent
Name                                      of Incorporation   Owned


Wholly-owned subsidiaries of Coded Communications Corporation:

  Coded Mobile Communications, Inc.            Delaware       100%
  Decom Systems, Inc.                          Delaware       100%
  ComViSat, Inc.                               California     100%
  Coded ComViSat de Mexico, S.A.               Mexico         100%

Wholly-owned subsidiaries (inactive) of Decom Systems, Inc.:

  Coded LMR Holding, Inc.                      California     100% (1)
  Coded Land Mobile Radio, Inc.                California     100% (1)
  Coded Communications Network Systems, Inc.   California     100% (1)
  DSI Management Co.                           California     100% (1)
  Decom Systems, International                 California     100% (1)
  Decom Systems GmbH                           Germany        100% (1)


 (1)  Percentage of ownership of Decom Systems, Inc.






                          EXHIBIT 21.1


                      LIST OF SUBSIDIARIES

















                             EXHIBIT 23.1

                 CONSENT OF COOPERS & LYBRAND, L.L.P.






















                                   EXHIBIT 27.1