Form 10QSB
period 1997-03-29
CODED COMMUNICATIONS CORP /DE/
filed 1997-05-08
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C.  20549


                                      FORM 10-QSB



    (Mark One)

      [X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For the quarterly period ended:  March 29, 1997

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


As of April 28, 1997, there were 76,022,212 shares of the Registrant's common stock outstanding.


        CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         FORM 10-QSB QUARTERLY REPORT
                          QUARTER ENDED MARCH 29, 1997




                                    INDEX



                       PART I.  FINANCIAL INFORMATION


                                                                    PAGE

ITEM 1.           FINANCIAL STATEMENTS                                3

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                           PLAN OF OPERATION                          9



                             PART II.  OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                    14





                             PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

          CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                              (UNAUDITED)


                                               Three Months Ended
                                            March 29,         March 30,
                                             1997               1996
Net sales...............................   $  2,989,000    $  2,696,000
Cost of sales...........................      1,495,000       1,614,000
Gross margin............................      1,494,000       1,082,000
Operating expense:
   Selling and administrative expense....       971,000         637,000
   Research and development expense......       399,000         343,000
Total operating expense..................     1,370,000         980,000
Operating income.........................       124,000         102,000
Interest expense.........................        20,000         204,000
Interest and other income................       (15,000)         (1,000)
Provision for income taxes...............         6,000           6,000
Income (loss) before extraordinary item..       113,000        (107,000)
Extraordinary item -- gain on extinguishment
of debt..................................         8,000          52,000
Net income (loss)........................    $  121,000     $   (55,000)
Net income (loss) per share:
  Income (loss) before extraordinary item..  $    --        $      (.01)
  Extraordinary item.....................         --                --
Net income (loss) per share..............    $    --        $      (.01)
Average shares outstanding...............     76,963,000     14,688,000

The accompanying notes are an integral part of the unaudited financial statements.


            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                March 29,     December 31,
                                                   1977          1996
ASSETS
Current assets:
Cash and cash equivalents ..................    $  2,673,000    $     963,000
Accounts receivable.........................       1,276,000        1,776,000
Unbilled costs and earnings on contracts....           --             180,000
Inventories ................................       1,929,000        1,480,000
Prepaids and other current assets  .........         285,000          206,000
Total current assets .......................       6,163,000        4,605,000

Property and equipment, net ................         734,000          730,000
Other assets ...............................          78,000          186,000
                                                 $ 6,975,000     $  5,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt and creditors' note...   $ 1,383,000     $  1,441,000
Accounts payable .............................       774,000          979,000
Accrued payroll and related benefits..........       399,000          489,000
Deferred revenue and customer payments........     2,566,000          748,000
Other accrued liabilities. ...................     1,203,000        1,416,000

     Total current liabilities................     6,325,000        5,073,000

Commitments and contingencies..................        --               --

Shareholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares
   authorized; issued and outstanding 8,000 shares
  Series A preferred stock, liquidation preference
   $800,000; and 46,775 shares Series B preferred
   stock, liquidation preference $4,678,000.....       1,000            1,000
Common stock, $.01 par value;
    76,022,212 and 75,699,712 shares issued
    and outstanding in 1997 and 1996, respectively   760,000          757,000
Additional paid-in capital .....................  30,007,000       29,929,000
Accumulated deficit ...........................  (30,118,000)     (30,239,000)
Total shareholders' equity.....................      650,000          448,000
                                                $  6,975,000   $    5,521,000

The accompanying notes are an integral part of the unaudited financial statements.

          CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                                                                   Total
                                           Common Stock        Preferred Stock  Additional       Accumulated     Shareholders'
                                       Shares     Par Value      Par Value      Paid-in Capital   Deficit        Equity (Deficit)
Balances, December 31, 1995          14,566,201   $ 146,000    $     --         $ 23,330,000     $ (31,047,000)  $ (7,571,000)

Issuance of common stock for services   122,000       1,000          --               16,000            --             17,000
Net loss for period                       --           --            --                  --            (55,000)       (55,000)

Balances, March 30, 1996             14,688,201   $ 147,000          --         $ 23,346,000     $ (31,102,000)  $ (7,609,000)


Balances, December 31, 1996          75,699,712   $ 757,000     $ 1,000         $ 29,929,000     $ (30,239,000)  $    448,000

Issuance of common stock for service    312,500       3,000          --               76,000           --              79,000
Issuance of common stock for cash        10,000        --            --                2,000           --               2,000
Net income for period                     --           --            --                  --            121,000        121,000

Balances, March 29, 1997             76,022,212   $ 760,000    $ 1,000          $ 30,007,000     $ (30,118,000)  $    650,000


The accompanying notes are an integral part of the unaudited financial statements.



         CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                       Three Months Ended
                                                      March 29,    March 30,
                                                         1997         1996
Cash flows from operating activities:
Net income (loss).................................. $    121,000   $  (55,000)
Extraordinary item - gain on extinguishment of debt       (8,000)     (52,000)
Depreciation and amortization......................       94,000       95,000
Other..............................................       11,000       20,000
Change in assets and liabilities, net..............    1,648,000       47,000
   Net cash provided (used) by operating activities    1,866,000       55,000

Cash flows from investing activities:
Additions to property and equipment, net...........     (98,000)      (54,000)
   Net cash used by investing activities...........     (98,000)      (54,000)

Cash flows from financing activities:
Additions to debt..................................        --            --
Payments on short-term and long-term debt..........     (58,000)      (84,000)
   Net cash used by financing activities...........     (58,000)      (84,000)

Net increase (decrease) in cash and equivalents       1,710,000       (83,000)
Cash and equivalents, beginning of period..........     963,000       201,000
Cash and equivalents, end of period................ $ 2,673,000   $   118,000

Supplemental cash flow information:
Cash paid for interest............................  $     9,000   $    45,000
Cash paid for income taxes........................        8,000        16,000



The accompanying notes are an integral part of the unaudited financial statements.


             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.     The Company and Summary of Significant Accounting Policies:

   Company Operations Coded Communications Corporation and its wholly-owned subsidiaries (the "Company") develop, manufacture and market wireless communications equipment and systems, and mobile network connectivity software. The Company's mobile data communications products and systems are marketed to small and large operators of vehicle fleets and include public safety agencies, emergency medical services, utility and service fleets. The Company's aerospace telemetry products and systems are marketed to the United States and foreign governments and agencies and to defense prime contractors for use in research, development, test and evaluation programs for aircraft, space and weapons systems.

   In 1996, ISA Investments Corporation ("ISA") acquired 57,272,767 shares of common stock or a 76% ownership interest in the Company. All of the common stock of ISA is held by Mr. Hugo Camou and ISA Corporativo, S.A. de C.V. ("ISA Corporativo"). Mr. Camou is the controlling shareholder of ISA Corporativo. As a result of its common stock ownership interest and its ability to nominate and elect a majority of the members of the Company's board of directors, the Company is considered to be controlled by ISA.

	The financial information of the Company included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods.

	The unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year-end. The results of operations for the three month period ended March 29, 1997 are not necessarily indicative of results that can be expected for the full year. The unaudited condensed consolidated balance sheet at December 31, 1996 has been derived from the Company's audited consolidated balance sheet as of December 31, 1996.

	Accounts Receivable. The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of March 29, 1997 and December 31, 1996, the Company's reserve for doubtful accounts was $214,000 and $208,000, respectively.

	Inventories - Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined by the first-in, first-out method. The Company has provided estimated reserves for inventory in excess of the Company's current needs and for technological obsolescence.
Due to the uncertainties inherent in the evaluation process it is at least reasonably possible that reserves for excess and obsolete inventories could be further revised within the next year. The components of inventory are as follows:

                                            March 29        December 31,
                                              1997             1996
Materials and supplies..............   $    555,000         $    475,000
Work-in-process and finished goods..      1,586,000            1,170,000
Less progress billings..............       (212,000)            (165,000)
                                        $ 1,929,000          $ 1,480,000

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

	Revenue Recognition - Revenues on engineering and systems contracts requiring contract performance prior to commencement of deliveries are recorded using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. Losses, if any, are recorded when known. Revenue recognized in excess of amounts billed is classified as current or non-current, on the basis of expected realization or payment within or beyond one year, under unbilled costs and earnings on contracts. Contract invoicing in excess of revenue is
classified as a current liability.   All other revenue is recognized upon
shipment of products or performance of services. The Company has provided loss reserves for certain contracts based on the estimated cost to complete the contracts. Due to the uncertainties inherent in the estimation process it is at least reasonably possible that an increase in the contract loss reserves could be required within the next year.

	Statements of Cash Flows - For purposes of the Statements of Cash Flows, cash and cash equivalents include cash deposits and money market accounts. In 1997, non-cash financing activities included the issuance of 312,500 shares of common stock for services valued at $79,000. Non-cash financing activities in 1996 were related to (i) an increase of $72,000 in the value of the creditors'
note in exchange for the settlement of unsecured credit claims valued at $144,000 and (ii) the issuance of 122,000 shares of common stock in exchange for services valued at $17,000.

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

2.  Extraordinary Gain on Extinguishment of Debt:

	In the three month periods ended March 29, 1997 and March 30, 1996, agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in gains of $8,000 and $52,000, respectively, net of expense. The gains on the extinguishment of debt are reflected as an extraordinary item in the accompanying consolidated financial statements.

3.  Short-Term Debt:

     Short-term debt consisted of:
                                       March 29,1997      December 31,1996
   6% term note, due September 1977..   $  600,000         $   600,000
   Creditors' note, due December 1997..    781,000             837,000
   Other obligations...................      2,000               4,000
                                       $ 1,383,000         $ 1,441,000

4.  Undeclared Dividends on Preferred Stock:

     At March 29, 1997, there were $32,000 and $70,000 in undeclared dividends on Series A and Series B preferred stock, respectively.

_____________________________





Item 2.  Management's Discussion and Analysis or Plan of Operation

Three Months Ended March 29, 1997 ("1997") Compared to Three Months Ended March 30, 1996 ("1996")


     Income (loss) before Extraordinary Gain

     For the three month period ended March 29, 1997 ("1997"), income before extraordinary gain was $113,000, a sharp improvement over a loss of $107,000 for the first quarter of 1996. The turnaround in operating results was achieved primarily from higher sales, improved gross margins on sales and a decrease in net interest expense; offset by an increase in selling and administrative expense. Net income in 1997 was $121,000 compared to a net loss of $55,000 in 1996. Included in the net loss in 1996 was an extraordinary gain of $52,000 from the extinguishment of debt.

     The following table sets out, as a percentage of sales, certain income
(loss) data for 1997 and 1996:

                                         1997         1996
	Net sales		                            100.0%       100.0%
	Cost of sales		                         50.0         59.9
	Gross profit		                          50.0         40.1
	Operating expense:
	    Selling and administrative expense  32.5         23.6
	    Research and development            13.5         12.7

	Operating income                         4.2          3.8

	Income (loss) before extraordinary gain  3.8         (4.0)
	Extraordinary gain                       0.3          1.9
	Net income (loss)                        4.1%        (2.1)%

	Sales and New Orders

	Sales for the first quarter of 1997 were $2,989,000, an increase of 11% over sales of $2,696,000 in the same period last year. Sales of mobile data communications products and systems in 1997 increased by 19% and sales of aerospace telemetry products decreased by 5% compared to 1996. The increase in sales of mobile data communications products resulted primarily from export sales which increased by $1,260,000 over the prior year.

	New orders in 1997 increased by approximately $4,200,000 over orders in 1996. Orders for mobile data communications products increased by $4,400,000 primary as a result of orders received from three customers in Mexico. Order activity for domestic customers continued to improve in the first quarter, and the Company believes domestic orders for mobile data communications products in the second quarter of 1997 will be significantly higher than domestic order levels in the first quarter of 1997 and the level of domestic orders received in the second quarter of 1996. Aerospace product orders in 1997 decreased approximately $200,000 from order levels in 1996. The decrease in orders for aerospace products resulted primarily from the timing of customer orders. Aerospace orders for the second quarter and first half of 1997 are expected to be comparable to order levels in 1996. The backlog of orders at March 29, 1997 was approximately $6,800,000, up 91% compared to backlog at the end of the first quarter in 1996 and up 35% from backlog at December 31, 1996.

	Gross Margin

	Gross margin, as a percentage of sales, increased in 1997 to 50% of sales from 40% of sales in 1996. Improved gross margin resulted primarily from a change in product mix, with a higher percentage of sales concentrated in software and standard products. Software and standard products typically yield better margins than systems and special products. Gross margin was also favorably impacted by overall higher sales prices on mobile data communications products and systems.

	Operating Expenses, Interest Expense and Income Taxes

	Selling and administrative expense was $971,000 in 1997, an increase of $334,000 or 52% over expense in 1996. Selling and administrative expense in the first quarter of 1997 was comparable to selling and administrative expense in the last quarter of 1996. As a percentage of sales, selling and administrative expense was 33% and 24% of sales for the first quarter of 1997 and 1996, respectively. Approximately 70% of the increase in expense resulted from increased staff and related costs for marketing and sales activities, with the remaining increase resulting from higher administrative personnel costs. The Company expects to increase total selling and administrative expense in the first half of 1997 compared to the first half of 1996, as higher levels of orders and sales materialize. Selling and administrative expense as a percentage of sales for the 1997 fiscal year, however, is expected to decrease compared to 1996.

	Research and development expense in 1997 was $399,000, an increase of 16% or $56,000 over 1996. As a percentage of sales, research and development expense was approximately 13% in 1997 and 1996. The Company anticipates continuing its investments in new product development and in the enhancement of existing products at approximately 12% to 14% of sales in 1997, down from approximately 16% of sales for the 1996 year, primarily as a result of increasing sales in 1997 compared to 1996.

	Interest expense in 1997 was $20,000 compared to $204,000 in 1996. The decrease in interest expense resulted primarily from the conversion of $4,800,000 in secured debt to preferred stock in the last quarter of 1996.

	The provision for income taxes in 1997 and 1996 represents an expense for state income taxes. The provision for federal income taxes in 1997 was offset by available tax credit carryforward benefits. For federal income tax purposes, the Company has estimated net operating loss carryforwards of $28,900,000 and tax credit carryforwards of $500,000 which expire in the years 1997 through 2010. These tax benefits have not been recognized for financial statement purposes. The Company's future annual use of federal net operating loss carryforwards and tax credit carryforwards, if any, will be limited because of changes in 1993 and 1996 in the Company's common share ownership as determined under the federal tax code.

Liquidity and Capital

	Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financings. In the first quarter of 1997, cash requirements were met primarily from $207,000 in cash flow from operations and approximately $2,000,000 in advance deposits from customers for contracts awarded in the first quarter. In fiscal 1996, cash requirements were met by $273,000 in cash flow from operations and proceeds of $1,430,000 from the sale of common stock.

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

	As a result of the ISA transaction and the restructuring of the Company's secured debt, profitable operations and the settlement of creditor debt at a discount, in the year ended December 31, 1996 debt and other liabilities were reduced by $8,319,000; a shareholders' deficit of $7,571,000 was eliminated;
and a working capital deficit was decreased from $7,648,000 to $468,000. As a result of continued profitable operations in the first quarter of 1997, shareholders' equity increased to $650,000 at March 29,1997, from $448,000 at December 31, 1996, and the net working capital deficit was reduced to $162,000 from $468,000.

	In 1997, accounts receivable decreased by $500,000 from the end of 1996 due to the timing of sales in the first quarter of 1997 compared to the last quarter of 1996. Included in accounts receivable at March 29, 1997 and December 31, 1996 were $292,000 and $584,000, respectively, in receivables due from ISA. Unbilled costs and earnings on contracts decreased by $180,000 in 1997. The decrease was a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is determined by contract terms. Inventories in 1997 increased by $449,000, to $1,929,000 from $1,480,000 in 1996 primarily as a result of contracts in progress. Investments in property and equipment were approximately $98,000 in 1997. At March 29, 1997, the Company had no material commitments for the purchase of capital equipment.

	In 1997, payments on debt totaled $58,000 and approximately $1,383,000 in debt outstanding at March 29, 1997 is scheduled for retirement in 1997. The funds required to repay this debt are expected to be provided from a combination of cash flow from operations, if any, and new debt or equity financing.

	Although the Company has established a recent trend of profitable operations, prior to 1996 the Company had a history of operating losses. Accordingly, there can be no assurances that the Company will operate at a profit in the future. Further, the Company's new orders and sales are typically concentrated in a few large single orders from a small base of customers, and cash flow from operating activities may vary significantly from quarter-to-quarter. As a result, cash flow from operations may not be sufficient to meet ongoing cash requirements and additional financing may be required to fund operations and working capital requirements in 1997. The Company believes that continuing improvements in operating results and increasing new order rates will allow the Company to finance its cash requirements from new short-term and long-term financing, the sale of common or preferred stock, or a combination of debt and equity. If additional capital is required in 1997 it is likely to be provided or arranged by the Company's controlling shareholder ISA. However, the Company believes short-term financing collateralized by accounts receivable and other assets could be available from other third party lenders.

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

	Cautionary Statements

	In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein or elsewhere in the condensed unaudited consolidated financial statements, contain or are based on projections of the timing and amount of new orders, sales, gross margin, operating expenses, the realization of assets and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended.



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

	In particular, the Company believes that the factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as well as the following factors could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable:

	Prior to the Company's restructuring of its business operations and management in the first quarter of 1995, the Company had operated at a loss since its inception. Although the Company achieved marginal operating profits before interest expense and income taxes of $250,000 in the second half of 1995, $345,000 for the year ended December 31, 1996 and $124,000 in the first quarter of 1997, there is no assurance that the Company will operate at a profit on a quarter by quarter basis in the future.

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

	As a result of ISA's controlling common stock interest in the Company and its right to nominate and elect a majority of the members of the Board of Directors, ISA controls the Company. Accordingly, ISA has the ability to approve significant transactions without the approval of the other minority shareholders, such as a sale of all the Company's assets or transactions designed to take the Company private. ISA has stated its present intent to keep the Company a publicly-held and traded entity, and ISA has no present intent to take the Company private. In addition, as a result of ISA's ownership control of the Company, it may be difficult to obtain debt or equity financing from third party investors and lenders. To the extent that ISA does not or cannot provide financing for the Company's working capital requirements, when needed, the Company's operations would be adversely affected.

	At March 29, 1997, the Company employed approximately 77 personnel, all of whom were located in the United States. A number of employees are considered by the Company to be highly skilled and critical to particular aspects of its business. The current market for experienced and skilled technical personnel is highly competitive, and the Company may be unable to retain personnel with the experience and skills that are critical to its operations, or hire qualified and experienced personnel in the time frame required. In the event key personnel leave the employment of the Company and cannot be replaced in the time frame required, the operation of the Company would be adversely affected.



	The market for the Company's mobile data communications and aerospace telemetry products are characterized by rapid change driven by advancements in digital signal processing technology, computer technology and the construction of new wireless terrestrial and satellite communications systems. The Company's ability to compete successfully depends, in part, on its knowledge of the wireless mobile data communications and aerospace telemetry markets, its ability to anticipate and react to such changes, and its ability to implement technological advancement in new products and software to meet customer requirements. The Company intends to spend approximately 12% to 14% of consolidated sales on research and development in 1997. The Company believes this level of investment should be sufficient in the near term to maintain the competitive position of the Company's present core technologies.
 However, higher investment rates could be required thereafter to maintain the competitive position of the Company's products and technology. In the event the Company's cash flow or the award of new business is less than anticipated, the Company may be required to significantly reduce its investment in research and development.

	The Company faces intense competitive in its markets, and its primary competitors have substantially greater financial and technical resources. In addition, the Company's business is concentrated in large, special order contracts from a small base of customers. As a result, the timing and amount of contract awards cannot be predicted with certainty and sales levels and operating profits, if any, can be expected to fluctuate on a quarter to quarter basis.



                        PART II - OTHER INFORMATION




Item 6.	 Exhibits and Reports on Form 8-K

	(a)	Exhibits.

	10.13	Employment Agreement by and between Coded Communications
Corporation and 	Gary L. Luick.

	10.14	Employment Agreement by and between Coded Communications
Corporation and 	John A. Robinson, Jr.

	10.15	Employment Agreement by and between Coded Communications
Corporation and		John Wiggins.

	10.16	Employment Agreement by and between Coded Communications
Corporation and		Steven Borgardt.

	10.17	Employment Agreement by and between Coded Communications
Corporation and		Richard Carrine.

	27.1	Financial Data Schedule as of March 29, 1997 and the three
month period then ended.

	(b)	Reports on Form 8-K

		A Current Report on Form 8-K dated March 3, 1997 was filed during the quarter to report the appointment of the Company's new chief executive officer and president.




                            SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CODED COMMUNICATIONS CORPORATION
                                 (Registrant)



April 28, 1997               /s/  Gary L. Luick
       Date                       Gary L. Luick
                                  Chief Executive Officer and President











                                         Page 9 of 14