Form 10QSB
period 1996-07-30
CODED COMMUNICATIONS CORP /DE/
filed 1997-07-31
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                                FORM 10-QSB



    (Mark One)

      [X]	    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	    For the quarterly period ended:  June 28, 1997

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


As of July 28, 1997, there were 76,067,212 shares of the Registrant's common stock outstanding.




           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     FORM 10-QSB QUARTERLY REPORT
                     QUARTER ENDED JUNE 28, 1997





                               INDEX





                       PART I.  FINANCIAL INFORMATION


                                                      							  	PAGE

ITEM 1.	FINANCIAL STATEMENTS                                     3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	         PLAN OF OPERATION                                     10





                         PART II.  OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     15

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K                        15



                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                              (UNAUDITED)


                                      Three Months Ended		     Six Months Ended
                                     June 28,    June 29,     June 28,     June 29,
                                       1997        1996         1997         1996
Net sales                         $ 4,028,000  $ 2,574,000   $ 7,017,000   $ 5,270,000
Cost of sales                       2,484,000    1,332,000     3,979,000     2,946,000
Gross margin                        1,544,000    1,242,000     3,038,000 		  2,324,000

Operating expense:
 Selling and administrative
   expense                            972,000     671,000      1,943,000  		1,308,000
Research and development
   expense                            354,000     433,000        753,000  		  776,000

Total operating expense             1,326,000   1,104,000      2,696,000     2,084,000

Operating income                      218,000     138,000        342,000       240,000

Interest expense                       19,000     206,000         39,000       410,000
Interest and other income             (18,000)     (3,000)       (33,000)       (4,000)
Provision for income taxes              6,000       6,000         12,000        12,000

Income (loss) before extraordinary
  item                                211,000     (71,000)      324,000       (178,000)
Extraordinary gain on extinguishment
  of debt                               3,000     163,000        11,000        215,000

Net income                         $  214,000  $   92,000    $  335,000     $   37,000

Net income (loss) per share:
 Income (loss) before extraordinary
   item                            $    --     $     --      $    --        $    (.01)
 Extraordinary item                     --            .01         --              .01

 Net income (loss) per share       $    --     $      .01    $    --        $     --


Average shares outstanding         76,976,000  14,735,000    76,970,000     14,712,000


The accompanying notes are an integral part of the unaudited financial statements.


            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                         June 28,       December 31,
                                           1997            1996
ASSETS
Current assets:
Cash and cash equivalents               $ 1,508,000    $     963,000
Accounts receivable                       1,920,000        1,776,000
Unbilled costs and earnings
  on contracts                               55,000          180,000
Inventories                               1,465,000        1,480,000
Prepaids and other current assets           359,000          206,000
Total current assets                      5,307,000        4,605,000

Property and equipment, net                 702,000          730,000
Other assets                                 52,000          186,000
                                       $  6,061,000     $  5,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt and creditors'
 note                                  $  1,326,000     $  1,441,000
Accounts payable                          1,064,000          979,000
Accrued payroll and related benefits        458,000          489,000
Deferred revenue and customer payments    1,229,000          748,000
Other accrued liabilities                 1,112,000        1,416,000
    Total current liabilities             5,189,000        5,073,000

Commitments and contingencies                --                --

Shareholders' equity:
Preferred stock, $.01 par value,
  2,000,000 shares authorized; issued
  and outstanding 8,000 shares Series A
  preferred stock, liquidation
  preference $800,000; and 46,775 shares
      Series B preferred stock, liquidation
      preference $4,678,000                   1,000           1,000
Common stock, $.01 par value; 76,062,212
 and 75,699,712 shares issues and out-
  standing in 1997 and 1996, respectively   761,000         757,000
Additional paid-in capital               30,014,000      29,929,000
Accumulated deficit                     (29,904,000)    (30,239,000)
Total shareholders' equity                  872,000         448,000
                                       $  6,061,000   $   5,521,000

The accompanying notes are an integral part of the unaudited financial statements.

              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    (UNAUDITED)



                                 Common Stock         Preferred Stock    Additional      Accumulated   Shareholders'
                             Shares       Par Value       Par Value     Paid-in Capital     Deficit    Equity (Deficit)

Balances, December 31, 1995  14,566,201   $ 146,000         --         $ 23,330,000     $ (31,047,000) $ (7,571,000)

Issuance of common stock
  for services                  192,000       2,000         --              32,000            --             34,000
Net income for period             --          --            --               --               37,000         37,000

Balances, June 29, 1996      14,758,201   $ 148,000         --        $ 23,362,000     $ (31,010,000)  $ (7,500,000)


Balances, December 31, 1996  75,699,712   $ 757,000     $ 1,000       $ 29,929,000     $ (30,239,000)  $   448,000

Issuance of common stock
  for services                  312,500       3,000        --               76,000            --            79,000
Issuance of common stock
  for cash                       50,000       1,000        --                9,000            --            10,000
Net income for period              --         --           --                --              335,000       335,000

Balances, June 28, 1997      76,062,212  $  761,000     $ 1,000       $ 30,014,000     $ (29,904,000)  $   872,000


The accompanying notes are an integral part of the unaudited financial statements.



             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                        Six Months Ended
                                                     June 28,       June 29,
                                                       1997           1996
Cash flows from operating activities:
Net income                                        $    335,000   $    37,000
Extraordinary item-gain on extinguishment
  of debt                                              (11,000)     (215,000)
Depreciation and amortization                          184,000       185,000
Other                                                   29,000   	     36,000
Change in assets and liabilities, net                  279,000       156,000

   Net cash provided by operating activities           816,000       199,000

Cash flows from investing activities:

Additions to property and equipment, net              (156,000)     (107,000)
   Net cash used by investing activities              (156,000)     (107,000)

Cash flows from financing activities:
Additions to creditors' note                             --          108,000
Additions to other debt                                  --           15,000
Payments on short-term and long-term debt            (115,000)      (166,000)
   Net cash used by financing activities             (115,000)       (43,000)

Net increase (decrease) in cash and equivalents       545,000         49,000
Cash and equivalents, beginning of period             963,000        201,000
Cash and equivalents, end of period               $ 1,508,000    $   250,000


Supplemental cash flow information:
Cash paid for interest                            $    18,000    $    90,000
Cash paid for income taxes                              8,000         18,000








The accompanying notes are an integral part of the unaudited financial statements.


            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.	The Company and Summary of Significant Accounting Policies:

	Company Operations Coded Communications Corporation and its wholly-owned subsidiaries (the "Company") develop, manufacture and market wireless communications equipment, systems and mobile networking connectivity software.
 The Company's wireless mobile communications systems and networking software are marketed to customers with mobile workforces and include public safety agencies, emergency medical services, utility and service fleets. The
Company's aerospace telemetry products and systems are marketed to the United States and foreign governments and agencies and to defense prime contractors for use in research, development, test and evaluation programs for aircraft, space and weapons systems.

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

	The unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year-end. The results of operations for the three and six month periods ended June 28, 1997 are not necessarily indicative of results that can be expected for the full year. The unaudited condensed consolidated balance sheet at December 31, 1996 has been derived from the Company's audited consolidated balance sheet as of December 31, 1996.

	Accounts Receivable. The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of June 28, 1997 and December 31, 1996, the Company's reserve for doubtful accounts was $211,000 and $208,000, respectively. Included in accounts receivable at June
28, 1997 and December 31, 1996 were $467,000 and $584,000, respectively, in receivables due from ISA.

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
                                              June 28,     December 31,
                                               1997           1996
	  Materials and supplies                 $   445,000    $   475,000
	  Work-in-process and finished goods       1,048,000      1,170,000
	  Less progress billings                     (28,000)      (165,000)
                                          $ 1,465,000    $ 1,480,000


                  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

	Revenue Recognition - Revenues on engineering and systems contracts requiring contract performance prior to commencement of deliveries are recorded using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. Losses, if any, are recorded when known. Revenue recognized in excess of amounts billed is classified as current or non-current under unbilled costs and earnings on contracts on the basis of expected realization or payment within or beyond one year. Contract invoicing in excess of revenue is
classified as a current liability.   All other revenue is recognized upon
shipment of products or performance of services. The Company has provided loss reserves for certain contracts based on the estimated cost to complete the contracts. Due to the uncertainties inherent in the estimation process it is at least reasonably possible that an increase in the contract loss reserves could be required within the next year.

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

	Net Income (Loss) Per Share - Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury method. The calculation of the number of shares used in computing net income per common share includes the conversion of Series A and Series B preferred stock into an aggregate of 10,038,000 shares of common stock, as if the preferred shares were converted into common stock as of their original date of issuance, only if such inclusion would be dilutive.

2.  Extraordinary Gain on Extinguishment of Debt:

	In the six month periods ended June 28, 1997 and June 29, 1996, agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in gains of $11,000 and $215,000, respectively, net of expense. The gains on the extinguishment of debt are reflected as an extraordinary item in the accompanying consolidated financial statements.

3.  Short-Term Debt:
Short-term debt consisted of:	                  June 28,    December 31,
                                                  1997          1996
       6% term note, due September 1977        $  600,000    $  600,000
       Creditors' note, due December 1997         726,000       837,000
       Other obligations                            --            4,000
                                               $1,326,000    $1,441,000



            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  Undeclared Dividends on Preferred Stock:

	At June 28, 1997, there were approximately $48,000 and $140,000 in undeclared dividends on Series A and Series B preferred stock, respectively.


                      _____________________________



Item 2.  Management's Discussion and Analysis or Plan of Operation

Six Months Ended June 28, 1997 ("1997") Compared to Six Months Ended June 29, 1996 ("1996")

	Income (Loss) Before Extraordinary Gain

	For the six month period ended June 28, 1997 ("1997"), income before extraordinary gain was $324,000, a sharp improvement over a loss of $(178,000) for the first six months of 1996. The turnaround in operating results was achieved primarily from a 33% increase in sales and a decrease in net interest expense; offset by an increase in selling and administrative expense. Net income in 1997 was $335,000 compared to net income of $37,000 in 1996. Included in net income in 1997 and 1996 is an extraordinary gain of $11,000 and $215,000, respectively, from the extinguishment of debt.

	The following table summarizes, as a percentage of sales, certain income
(loss) data for 1997 and 1996:
                                  Six Months Ended      Three Months Ended
                                June 28,     June 29,   June 28,   June 29,
                                  1997         1996      1997       1997
   Net sales                     100.0%      100.0%      100.0%    100.0%
   Cost of sales                  56.7        55.9        61.7%     51.7%
   Gross profit                   43.3        44.1        38.3      48.3
   Operating expense:
     Selling and administrative
      expense                     27.7        24.8        24.1      26.1
     Research and development     10.7  	     14.7          8.8      16.8

   Operating income                4.9        4.6          5.4       5.4

   Income (loss) before
       extraordinary gain          4.6       (3.4)         5.2      (2.8)
   Extraordinary gain              --         4.1          0.1       6.3
   Net income (loss)               4.6%       0.7%         5.3%      3.5%

	Sales and New Orders

	Sales for the first half of 1997 were $7,017,000, an increase of 33% over sales of $5,270,000 in the same period last year. Sales of mobile data communications products and systems in 1997 increased by 47% and sales of aerospace telemetry products increased by 7%, compared to 1996. The increase in sales of mobile data communications products resulted from export sales to customers in Mexico, which increased $2,657,000 over the prior year.

	New orders in 1997 increased by approximately 210% over orders in 1996. Orders for mobile data communications products increased by 381%, with approximately 58% of the increase resulting from new orders from export customers. Orders from domestic customers for mobile data communications systems increased by over 200% compared to order levels in the prior year. Aerospace product orders in 1997 decreased approximately 9% from order levels in 1996. The backlog of orders at June 28, 1997 was approximately $6,948,000, up 101% compared to backlog at the end of the second quarter in 1996, and up 37% from backlog at December 31, 1996.

	Gross Margin

	Gross margin, as a percentage of sales, was comparable in 1997 and 1996. Gross margin on mobile data communications products and systems in 1997, as a percentage of sales, improved to approximately 50% from 40% of sales. Mobile data product gross margin improved primarily as a result of a change in product mix, with a higher percentage of sales concentrated in software and standard products. Software and standard products typically yield better margins than systems and special products. Mobile data product gross margin was also favorably impacted by overall higher sales prices on mobile data communications products and systems. Aerospace telemetry product gross margin in 1997 decreased by approximately 50% compared to the prior year, primarily due to a loss incurred on a single contract for a customized telemetry product. The contract was substantially completed in the second quarter, and no further losses are expected on the contract. Gross margin, as a percentage of sales in the second half of 1997, is expected to be comparable to the margins generated in the first half of 1997.

	Operating Expenses, Interest Expense and Income Taxes

	Selling and administrative expense was $1,943,000 in 1997, an increase of $635,000 or 49% over expense in 1996. As a percentage of sales, selling and administrative expense was 28% and 25% of sales for the first half of 1997 and 1996, respectively. Approximately 60% of the increase in expense resulted from increased staff and related costs for mobile data marketing and sales activities, with the remaining increase in expense resulting from higher administrative personnel costs. The Company presently plans to increase total selling and administrative expense in the second half of 1997 compared to the first half of 1997, in order to expand sales activities for mobile data communications products. However, selling and administrative expense, as a percentage of sales for the 1997 fiscal year, is expected to decrease compared to 1996.

	Research and development expense in 1997 was $753,000, a decrease of 3% or $23,000 compared to 1996. As a percentage of sales, research and development expense was approximately 11% in 1997 and 15% in 1996. The Company anticipates continuing its investments in new product development and in the enhancement of existing products at approximately 11% to 14% of sales in 1997, down from approximately 16% of sales for the 1996 year, primarily as a result of an anticipated increase in sales in 1997 compared to 1996.

	Interest expense in 1997 was $39,000 compared to $410,000 in 1996. The decrease in interest expense resulted primarily from the conversion of $4,800,000 in secured debt to preferred stock in the last quarter of 1996.

	The provision for income taxes in 1997 and 1996 represents an expense for state income taxes. The provision for federal income taxes in 1997 is offset by available tax credit carryforward benefits. For federal income tax purposes, the Company has estimated net operating loss carryforwards of $28,900,000 and tax credit carryforwards of $500,000 which expire in the years 1997 through 2010. These tax benefits have not been recognized for financial statement purposes. The Company's future annual use of federal net operating loss carryforwards and tax credit carryforwards, if any, will be limited because of changes in 1993 and 1996 in the Company's common share ownership as determined under the federal tax code.

Three Months Ended June 28, 1997 ("1997") Compared to Three Months Ended June 29, 1996 ("1996")

	Income (Loss) Before Extraordinary Gain

	For the second quarter of 1997 ended June 28, 1997 ('1997'), income before extraordinary gain was $211,000, compared to a loss of $(71,000) for the same period in 1996. The improvement in operating results was achieved primarily from an increase of 57% in sales and a decrease in net interest expense; offset by lower gross margin on sales and an increase in selling and administrative expense. Net income in the second quarter of 1997 was $214,000 compared to net income of $92,000 in 1996. Included in net income in the second quarter of 1997 and 1996 was an extraordinary gain of $3,000 and $163,000, respectively, from the extinguishment of debt.

	Sales and New Orders

	Sales for the second quarter of 1997 were $4,028,000, an increase of 57% over sales of $2,574,000 in 1996; and an increase of 35% over sales of $2,989,000 in the first quarter of 1997. Sales of mobile data communications products and systems increased by 77% or approximately $1,300,000 and sales of aerospace telemetry products increased by 19%, compared to the second quarter of 1996. The increase in sales of mobile data communications products resulted from an increase of nearly $1,400,000 in export sales to public safety customers in Mexico.

	New orders in the second quarter of 1997 increased by 75% over orders in 1996. Orders for mobile data communications products increased 100% over order levels in the previous year on the strength of orders placed by domestic customers. Aerospace product orders in 1997 increased by 12% over order levels in 1996.

	Gross Margin

	Gross margin, as a percentage of sales, decreased in the second quarter of 1997 to 38% of sales from 48% of sales in 1996. Gross margin on mobile data communications sales improved to 50% from 42%. Mobile data gross margin was favorably impacted by overall higher sales prices on mobile data communications products and systems. Gross margin on aerospace product sales decreased significantly as a result of a loss on a single contract for a customized telemetry product

	Operating Expenses, Interest Expense and Income Taxes

	Selling and administrative expense was $972,000 in 1997, an increase of $301,000 or 45% over expense in 1996. Selling and administrative expense as a percentage of second quarter sales, however, decreased to 24% from 26% in 1996. Approximately 75% of the increase in expense resulted from increased personnel and related costs for mobile data marketing and sales activities.
The increase in administrative expense resulted from higher personnel costs.

	Refer to the discussion above for the six months ended June 28, 1997, for the factors impacting research and development expense, interest expense and income taxes.

Liquidity and Capital

	Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements primarily through the sale of common stock, convertible debentures and other financings.
 In the first half of 1997, cash requirements were met primarily from $537,000 in cash flow from operations and approximately $800,000 in cash deposits from customers for contracts awarded in the first quarter. In fiscal 1996, cash requirements were met by $273,000 in cash flow from operations and proceeds of $1,430,000 from the sale of common stock.

	In the third quarter of 1996, the Company completed a series of transactions with ISA and certain of the Company's secured creditors. Through these transactions, ISA acquired a 76% ownership interest in the Company's outstanding common shares for a cash investment of $1,400,000, and secured creditors holding debt in the amount of $6,600,000 restructured their debt on terms considered by the Company to be favorable.

		As a result of the ISA transaction and the restructuring of the Company's secured debt, profitable operations and the settlement of creditor debt at a discount, in the year ended December 31, 1996 debt and other liabilities were reduced by $8,319,000; a shareholders' deficit of $7,571,000 was eliminated; and a working capital deficit was decreased from $7,648,000 to $468,000. As a result of continued profitable operations in the first half of 1997, shareholders' equity increased to $872,000 and the net working capital deficit was eliminated.

	In 1997, accounts receivable increased by $144,000 from the end of 1996 due to an increase in and the timing of sales in the second quarter of 1997 compared to the last quarter of 1996. Included in accounts receivable at June 28, 1997 and December 31, 1996 were $467,000 and $584,000, respectively, in receivables due from ISA. Unbilled costs and earnings on contracts decreased by $125,000 in 1997. The decrease was a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is determined by contract terms. Investments in property and equipment were approximately $156,000 in 1997. At June 28, 1997, the Company had no material commitments for the purchase of capital equipment.

	In 1997, payments on debt totaled $115,000, and approximately $1,326,000 in debt outstanding at June 28, 1997 is scheduled for retirement in 1997. The funds required to repay this debt are expected to be provided from a combination of cash flow from operations, if any, and new debt or equity financing.

	Although the Company has established a recent trend of profitable operations, prior to 1996 the Company had a history of operating losses. Accordingly, there can be no assurances that the Company will operate at a profit in the future. Further, the Company's new orders and sales are typically concentrated in a few large single orders from a small base of customers, and cash flow from operating activities may vary significantly from quarter-to-quarter. As a result, cash flow from operations may not be sufficient to meet ongoing cash requirements and additional financing may be required to fund operations and working capital requirements in 1997. The Company believes that continuing improvements in operating results and increasing new order rates will allow the Company to finance its cash requirements from new short-term and long-term financing, the sale of common or preferred stock, or a combination of debt and equity. If additional capital is required in 1997, it may be provided or arranged by the Company's controlling shareholder ISA. However, the Company believes short-term financing collateralized by accounts receivable and other assets is available from third party lenders at terms acceptable to the Company.

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

	Prior to the Company's restructuring of its business operations and management in the first quarter of 1995, the Company had operated at a loss since its inception. Although the Company achieved marginal operating profits before interest expense and income taxes of $250,000 in the second half of 1995, $345,000 for the year ended December 31, 1996 and $342,000 in the first half of 1997, there is no assurance that the Company will operate at a profit in the future.

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

	At June 28, 1997, the Company employed approximately 73 personnel, all of whom were located in the United States. A number of employees are considered by the Company to be highly skilled and critical to particular aspects of its business. The current market for experienced and skilled technical personnel is highly competitive, and the Company may be unable to retain personnel with the experience and skills that are critical to its operations, or hire qualified and experienced personnel in the time frame required. In the event key personnel leave the employment of the Company and cannot be replaced in the time frame required, the operation of the Company would be adversely affected.

	The market for the Company's mobile data communications and aerospace telemetry products are characterized by rapid change driven by advancements in digital signal processing technology, computer technology and the construction of new wireless terrestrial and satellite communications systems. The Company intends to spend approximately 11% to 14% of consolidated sales on research and development in 1997. The Company believes this level of investment should be sufficient in the near term to maintain the competitive position of the Company's present core technologies. However, higher investment rates could be required thereafter to maintain the competitive position of the Company's products and technology. In the event the Company's cash flow or the award of new business is less than anticipated, the Company may be required to significantly reduce its investment in research and development.

	The Company faces intense competitive in its markets, and its primary competitors have substantially greater financial and technical resources. In addition, the Company's business is concentrated in large, special order contracts from a small base of customers. The timing and amount of contract awards cannot be predicted with certainty; as a result, sales levels, gross margins and operating profits, if any, can be expected to fluctuate on a quarter to quarter basis.



                       PART II - OTHER INFORMATION


Item 4.	  Submission of Matters to a Vote of Security Holders

		The Company's Annual Meeting of shareholders was held May 23, 1997.
 At the meeting, shareholders elected Messrs. Hugo Camou; Gary L. Luick;
Fernando Molina and Fernando Pliego as the Company's directors.  In addition, shareholders ratified the appointment of Coopers & Lybrand, LLP as independent auditors for the year ending December 31, 1997.


Item 6.	 Exhibits and Reports on Form 8-K

	(a)	Exhibits.


		27.1	Financial Data Schedule as of June 28, 1997.

	(b)	Reports on Form 8-K

			None



                            SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CODED COMMUNICATIONS CORPORATION
                          					         (Registrant)


July 30, 1997	                /s/ Gary L. Luick
  Date	                       Gary L. Luick
                    						    Chief Executive Officer and President