Form 10QSB
period 1997-09-27
CODED COMMUNICATIONS CORP /DE/
filed 1997-11-05
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

(Mark One)
      [X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the quarterly period ended:  September 27, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of October 27, 1997, there were 76,493,012 shares of the Registrant's common stock outstanding.





                 CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          FORM 10-QSB QUARTERLY REPORT
                         QUARTER ENDED SEPTEMBER 27, 1997


                                       INDEX

                          PART I.  FINANCIAL INFORMATION

                                                                 PAGE
ITEM 1.     FINANCIAL STATEMENTS                                    3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION                                    11





                         PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                      16








                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                                    Three Months Ended                Nine Months Ended
                           September 27,   September 28,  September 27,  September 28,
                                     1997             1996            1997         1996
Net sales                         $ 3,464,000     $ 3,405,000   $ 10,481,000   $ 8,675,000
Cost of sales                       1,810,000       1,933,000      5,789,000     4,879,000

Gross margin                        1,654,000       1,472,000      4,692,000     3,796,000

Operating expense:
  Selling and administrative
    expense                         1,175,000         696,000      3,118,000     2,004,000
  Research and development
    expense                           296,000         562,000      1,049,000     1,338,000

Total operating expense             1,471,000       1,258,000      4,167,000     3,342,000

Operating income                      183,000         214,000        525,000       454,000

Interest expense                       20,000          22,000         59,000       432,000
Interest and other income             (11,000)         (3,000)       (44,000)       (7,000)
Provision for income tax                6,000           6,000         18,000        18,000

Income before extraordinary item.     168,000         189,000        492,000        11,000
Extraordinary gain on extinguishment
     of debt                            2,000         643,000         13,000       858,000

Net income                        $   170,000     $   832,000    $   505,000   $   869,000

Net income per share:
  Income before extraordinary
    item.                         $     --        $     --       $     --      $     --
  Extraordinary item                    --                .01          --              .02

  Net income per share            $     --        $       .01    $     --      $       .02

Average shares outstanding        77,456,000      74,761,000     76,798,000    34,728,000

The accompanying notes are an integral part of the unaudited financial statements.


                CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                        September  27,      December 31,
                                            1997               1996
ASSETS
Current assets:
Cash and cash equivalents                   $ 1,062,000       $   963,000
Accounts receivable, Net                      1,851,000         1,776,000
Unbilled costs and earnings on contracts          --              180,000
Inventories                                   1,485,000         1,480,000
Prepaids and other current assets               442,000           206,000
Total current assets                          4,840,000         4,605,000

Property and equipment, net                     738,000           730,000
Other assets                                      --              186,000
                                            $ 5,578,000       $ 5,521,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt and creditors' note $   670,000       $ 1,441,000
Accounts payable                              1,107,000           979,000
Accrued payroll and related benefits            447,000           489,000
Deferred revenue and customer payments          432,000           748,000
Other accrued liabilities.                    1,270,000         1,416,000
      Total current liabilities               3,926,000         5,073,000

Long-term debt, net of current portion          600,000             --
Commitments and contingencies                     --                --

Shareholders' equity:
Preferred stock, $.01 par value,  aggregate
 liquidation preference of $5,367,000 in 1997
 and $5,478,000 in 1996                           1,000            1,000
Common stock, $.01 par value; 76,440,512 and
 75,699,712 shares issued and outstanding in
 1997 and 1996, respectively                    764,000          757,000
Additional paid-in capital                   30,021,000       29,929,000
Accumulated deficit                         (29,734,000)     (30,239,000)
Total shareholders' equity                     1,052,000          448,000
                                            $  5,578,000     $  5,521,000



The accompanying notes are an integral part of the unaudited financial statements.



                  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        (UNAUDITED)


                                                                         Additional               Total
                                     Common Stock       Preferred Stock  Paid in  Accumulated Shareholders'
                                  Shares    Par Value     Par Value      Capital    Deficit    Equity/Deficit
Balances, December 31, 1995    14,566,201  $  146,000  $      --      $23,330,000 $(31,047,000) $7,571,000)

Issuance of common stock for
   services                       264,000       3,000         --           50,000        --        53,000
Issuance of Series A preferred
   stock in exchange for debt        --          --         1,000         799,000        --       800,000
Issuance of common stock for cash
   and other considerations    57,615,000     576,000         --          926,000        --     1,502,000
Net income for period                --          --            --            --         869,000   869,000

Balances, September 28, 1996   72,445,201  $  725,000    $  1,000    $25,105,000  $(30,178,000) $(4,347,000)

Balances, December 31, 1996    75,699,712  $  757,000    $   1,000    $29,929,000 $(30,239,000) $  448,000

Issuance of common stock
    for services                  312,500       3,000         --        76,000      --           79,000
Issuance of common stock for cash  95,000       1,000         --        19,000      --           20,000
Conversion of Series A preferred
    stock to common stock         333,300       3,000         --        (3,000)     --            --
Net income for period                --           --          --            --       505,000    505,000


Balances, September 27, 1997   76,440,512  $  764,000    $  1,000   $ 30,021,000 $(29,734,000) $1,052,000



The accompanying notes are an integral part of the unaudited financial statements.



                     CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                     Nine Months Ended
                                                 September 27,   September 28,
                                                      1997           1996
Cash flows from operating activities:
Net income                                        $   505,000     $  869,000
Extraordinary item - gain on extinguishment
     of debt                                          (13,000)      (858,000)
Depreciation and amortization                         273,000        278,000
Other                                                  43,000        115,000
Change in assets and liabilities, net                (277,000)      (147,000)
Net cash provided by operating activities             531,000        257,000

Cash flows from investing activities:
Additions to property and equipment, net             (281,000)      (180,000)
   Net cash used by investing activities             (281,000)   	   (180,000)

Cash flows from financing activities:
Sale of common stock                                   20,000      1,400,000
Payments on short-term and long-term debt            (171,000       (802,000)
   Net cash provided (used) by financing activities  (151,000)       598,000

Net increase (decrease) in cash and equivalents        99,000        675,000
Cash and equivalents, beginning of period             963,000        201,000
Cash and equivalents, end of period               $ 1,062,000     $  876,000

Supplemental cash flow information:
Cash paid for interest                            $    22,000    $   105,000
Cash paid for income taxes                              9,000         18,000






The accompanying notes are an integral part of the unaudited financial statements.


              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   The Company and Summary of Significant Accounting Policies:

     Company Operations - Coded Communications Corporation and its wholly-owned subsidiaries (the "Company") develop, manufacture and market wireless mobile communications equipment, systems and networking connectivity software. The Company's wireless mobile communications systems and networking software are marketed to customers with mobile workforces and include public safety agencies; emergency medical services; and utility and service fleets. The Company's aerospace telemetry products and systems are marketed to the United States and foreign governments and agencies and to defense prime contractors for use in research, development, test and evaluation programs for aircraft, space and weapons systems.

     In 1996, ISA Investments Corporation ("ISA") acquired 57,272,767 shares of common stock or a 76% ownership interest in the then outstanding common shares of the Company (approximately 57% of common shares on a fully diluted basis). All of the common stock of ISA is held by Mr. Hugo Camou and ISA Corporativo, S.A. de C.V. ("ISA Corporativo"). Mr. Camou is the controlling shareholder of ISA Corporativo. As a result of its common stock ownership interest and its ability to nominate and elect a majority of the members of the Company's board of directors, the Company is considered to be controlled by ISA.

     The financial information of the Company included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods.

     The unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year-end. The results of operations for the three and nine month periods ended September 27, 1997 are not necessarily indicative of results that can be expected for the full year. The unaudited condensed consolidated balance sheet at December 31, 1996 has been derived from the Company's audited consolidated balance sheet as of December 31, 1996.

     Accounts Receivable - The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of September 27, 1997 and December 31, 1996, the Company's reserve for doubtful accounts was $201,000 and $208,000, respectively. Included in accounts receivable at September 27, 1997 and December 31, 1996 were $278,000 and $584,000, respectively, in receivables due from affiliates of ISA.


                 CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     Inventories - Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined by the first-in, first-out method. The Company has provided estimated reserves for inventory in excess of the Company's current needs and for obsolescence. Due to the uncertainties inherent in the evaluation process it is at least reasonably possible that reserves for excess and obsolete inventories could be further revised within the next year. The components of inventory are as follows:

                                          September 27,     December 31,
                                              1997              1996
   Materials and supplies                 $   539,000       $   475,000
   Work-in-process and finished goods       1,110,000	         1,170,000
   Less progress billings                    (164,000	          (165,000)
                                          $ 1,485,000       $ 1,480,000


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


                 CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     Net Income Per Share - Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period using the treasury method. The calculation of the number of shares used in computing net income per common share includes the conversion of Series A and Series B preferred stock into an aggregate of 9,703,654 shares of common stock, as if the preferred shares were converted into common stock as of their original date of issuance, only if such inclusion would be dilutive.

     Accounting Pronouncements - The Financial Accounting Standards Board
(FASB) has issued several accounting pronouncements which the Company will be required to adopt in future fiscal reporting periods.

     FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The Company will adopt the provisions of Statement No. 128 during the fourth quarter of 1997 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the quarters ended September 27, 1997 and September 28, 1997. Diluted earnings per share is not expected to differ materially from basic earnings per share.

     The Company will adopt FASB Statement No. 129 "Disclosure of Information About Capital Structure" during the fourth quarter of 1997. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

     FASB Statement No. 130 "Reporting Comprehensive Income," which the Company will adopt during the first quarter of 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the Company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company expects to adopt Statement No. 131 in the first quarter of 1998.

2.  Extraordinary Gain on Extinguishment of Debt:

    In the nine month periods ended September 27, 1997 and September 28, 1996, agreements were reached with certain unsecured creditors on the extinguishment

              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



of debt resulting in gains of $13,000 and $858,000, respectively, net of expense. The gains on the extinguishment of debt are reflected as an extraordinary item in the accompanying consolidated financial statements.

3.  Short-Term and Long-Term Debt:
    Debt consisted of:                    September 27,       December 31,
                                              1997                1996
      6% term notes, due March 1999       $   600,000         $   600,000
      Creditors' note, due December 1997      670,000             837,000
      Other obligations                         --                  4,000
                                            1,270,000           1,441,000
      Less long-term portion of debt         (600,000)              --
      Short-term portion of debt          $   670,000         	$ 1,441,000

    In September 1997, the Company reached an agreement with the holders of the 6% term notes to extend the maturity of the 6% term notes to March 1, 1999. There were no other changes in the terms and conditions of the 6% term notes.

4.  Preferred Stock:

    The Company is authorized to issue 2,000,000 shares of preferred stock. At September 27, 1997 and December 31, 1996, there were 6,889 and 8,000 shares, respectively, of Series A preferred stock issued and outstanding. Each share of Series A preferred stock is convertible, at the option of the holder or the Company under certain terms and conditions, into 300 shares of common stock (an aggregate of 2,066,700 common shares at September 27, 1997). The Series A preferred stock has a dividend rate of 8% per annum and an aggregate liquidation preference over common stock and the Series B preferred stock of $688,900 and $800,000 at September 27, 1997 and December 31, 1996, respectively. In September 1997, a total of 1,111 shares of Series A preferred stock were converted into 333,300 shares of common stock.

    At September 27, 1997 and December 31, 1996, there were 46,775 shares of Series B preferred stock issued and outstanding. Each share of Series B preferred stock is convertible, at the option of the holder or the Company under certain defined terms and conditions, into 163.27 shares of common stock (an aggregate of 7,636,954 common shares). The Series B preferred stock has a dividend rate of 6% per annum and an aggregate liquidation preference of $4,678,000 over common stock.

    At September 27, 1997, there were approximately $64,000 and $210,000 in undeclared dividends on Series A and Series B preferred stock, respectively.
                       _____________________________


Item 2.  Management's Discussion and Analysis or Plan of Operation

Nine Months Ended September 27, 1997 ("1997") Compared to Nine Months Ended September 28, 1996 ("1996")

     Income (Loss) Before Extraordinary Gain

     For the nine month period ended September 27, 1997 ("1997"), income before extraordinary gain was $492,000, a sharp improvement over income of $11,000 for the first nine months of 1996. The turnaround in operating results was achieved primarily from a 21% increase in sales and a decrease in net interest expense; offset by an increase in selling and administrative expense. Net income in 1997 was $505,000 compared to net income of $869,000 in 1996. Net income in 1997 and 1996 included an extraordinary gain of $13,000 and $858,000, respectively, from the extinguishment of debt.

    The following table summarizes, as a percentage of sales, certain income data for 1997 and 1996:

                           Nine Months Ended            Three Months Ended
                      September 27, September 28,  September 27, September 28,
                          1997          1996           1997          1996

Net sales                  100.0%      100.0%         100.0%        100.0%
Cost of sales               55.2        56.2           52.3          56.8
Gross profit                44.8        43.8           47.7          43.2
Operating expense:
  Selling and administrative
   expense                  29.8       23.1            33.9         20.4
  Research and development  10.0       15.4             8.5         16.5
Operating income	             5.0        5.3             5.3          6.3

Income before extraordinary
   gain                      4.7        --              4.8         5.6
Extraordinary gain            --       10.0             0.1        18.8
Net income                   4.7%      10.0%            4.9%       24.4%


     Sales and New Orders

     Sales for the first nine months of 1997 were $10,481,000, an increase of 21% over sales of $8,675,000 in the same period last year. Sales of mobile data communications products and systems in 1997 increased by 27% compared to 1996, while sales of Aerospace telemetry products increased by 7%. The increase in sales of mobile data communications products resulted from export sales to customers in Mexico, which increased $2,031,000 over the prior year.

     New orders in 1997 increased by approximately 43% over orders in 1996. Orders for mobile data communications products increased by 55%, with approximately 90% of the increase resulting from new orders from export customers. Orders from domestic customers for mobile data communications systems increased by 8% compared to order levels in the prior year.
Aerospace product orders in 1997 increased approximately 15% over order levels in 1996. The backlog of orders at September 27, 1997 was approximately $5,277,000, up 13% compared to backlog at the end of the third quarter of 1996, and up 5% from backlog at December 31, 1996.

     Gross Margin

     Gross margin, as a percentage of sales, was approximately 45% in 1997 and 44% in 1996. Gross margin on mobile data communications products and systems in 1997, 1997. as a percentage of sales, improved to approximately 49% from 39% of sales in 1996. Mobile data product gross margin improved primarily as a result of a change in product mix, with a higher percentage of sales concentrated in software and standard products. Software and standard products typically yield better margins than systems and special products. Mobile data product gross margin was also favorably impacted by overall higher sales prices on mobile data communications products and systems. Aerospace telemetry product gross margin in 1997 decreased by approximately 43% compared to the prior year, primarily due to a loss incurred on a single contract for a customized telemetry product. The contract was substantially completed in the second quarter, and no further losses are expected on the contract.

     Operating Expenses, Interest Expense and Income Taxes

     Selling and administrative expense was $3,118,000 in 1997, an increase of $1,114,000 or 56% over expense in 1996. As a percentage of sales, selling and administrative expense was 30% and 23% of sales in 1997 and 1996, respectively. Approximately 56% of the increase in expense resulted from increased staff and related costs for mobile data marketing and sales activities, with the remaining increase in expense resulting primarily from higher administrative personnel cost.

     Research and development expense in 1997 was $1,049,000, a decrease of 22% or $289,000 compared to 1996. The decrease in research and development expense resulted from a decrease in spending on aerospace telemetry R&D projects. As a percentage of sales, research and development expense was approximately 10% in 1997 and 15% in 1996. The Company anticipates continuing its investments in new product development and in the enhancement of existing products at approximately 11% to 12% of sales in 1997, down from approximately 16% of sales for the 1996 year, primarily as a result of an anticipated increase in sales in 1997 compared to 1996 and a decrease in research and development spending for aerospace telemetry programs.

     Interest expense in 1997 was $59,000 compared to $432,000 in 1996. The decrease in interest expense resulted primarily from the conversion of $4,800,000 in secured debt to preferred stock in the last quarter of 1996.

     The provision for income taxes in 1997 and 1996 represents an expense for state income taxes. The provision for federal income taxes and a portion of the provision for California income taxes was offset by available tax credit carryforward benefits. For federal income tax purposes at September 27, 1997, the Company has estimated net operating loss carryforwards of $28,600,000 and tax credit carryforwards of $500,000 which expire in the years 1997 through 2010. These tax benefits have not been recognized for financial statement purposes. The Company's future annual use of federal net operating loss carryforwards and tax credit carryforwards, if any, will be limited because of changes in 1993 and 1996 in the Company's common share ownership as determined under the federal tax code.

Three Months Ended September 27, 1997 ("1997") Compared to Three Months Ended September 28, 1996 ("1996")

     Income (Loss) Before Extraordinary Gain

     For the third quarter of 1997, income before extraordinary gain was $168,000 compared to income of $189,000 for the same period in 1996. Net income in the third quarter of 1997 was $170,000 compared to net income of $832,000 in 1996. Included in net income in the third quarter of 1997 and 1996 was an extraordinary gain of $2,000 and $643,000, respectively, from the extinguishment of debt.

     Sales and New Orders

     Sales for the third quarter of 1997 were $3,464,000, an increase of 2% over sales of $3,405,000 in 1996. Sales of mobile data communications products and systems in 1997 and 1996 were comparable and sales of aerospace telemetry products increased by 6%. Sales of mobile data communications products to public safety customers in Mexico were approximately $1,530,000 in 1997 and $2,156,000 in 1996.

     New orders in the third quarter of 1997 decreased by 62% from orders in the same quarter in 1996. Orders for mobile data communications products and systems are generally concentrated in large orders from a relatively small number of customers. As a result, order levels will fluctuate on a quarter-to-quarter basis. The Company believes that a number of orders for mobile data communications systems expected to be awarded by customers in the third quarter of 1997 were delayed, and certain of these contracts are now expected to be awarded in the last quarter of the year.

     Gross Margin

     Gross margin, as a percentage of sales, increased in the third quarter of 1997 to 48% of sales from 43% of sales in 1996. Gross margin was favorably impacted by overall higher sales prices on mobile data communications products and systems.

     Operating Expenses, Interest Expense and Income Taxes

     Selling and administrative expense was $1,175,000 in 1997, an increase of $479,000 or 69% over expense in 1996. Selling and administrative expense as a percentage of third quarter sales increased to 34% from 20% in 1996. Approximately 50% of the increase in expense resulted from increased personnel and related costs for mobile data marketing and sales activities. The increase in administrative expense resulted from higher personnel costs.

     Refer to the discussion above for the nine months ended September 27, 1997, for the factors impacting research and development expense, interest expense and income taxes.

Liquidity and Capital

     Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements primarily through the sale of common stock, convertible debentures and other financings. In the fiscal year ended 1996, cash requirements were met by $273,000 in cash flow from operations and proceeds of $1,430,000 from the sale of common stock. In the first nine months of 1997, cash requirements were met primarily from $808,000 in cash flow from operations.

     In the third quarter of 1996, the Company completed a series of transactions with ISA and certain of the Company's secured creditors. Through these transactions, ISA acquired a 76% ownership interest in the Company's then outstanding common shares for, among other considerations which included a guarantee of not less than $10,000,000 in orders for mobile data communications products from customers in Latin America, a cash investment of $1,400,000. Further, as a condition of the ISA investment, secured creditors holding debt in the amount of $6,600,000 restructured their debt on terms considered by the Company to be favorable.

     As a result of the ISA transaction and the restructuring of the Company's secured debt, profitable operations and the settlement of creditor debt at a discount, in the year ended December 31, 1996 debt and other liabilities were reduced by $8,319,000; a shareholders' deficit of $7,571,000 was eliminated; and a working capital deficit was decreased from $7,648,000 to $468,000. Primarily as a result of continued profitable operations in the first nine months of 1997, shareholders' equity increased to $1,052,000 and net working capital increased by $1,382,000, to $914,000 from a deficit of $468,000.

     In 1997, accounts receivable increased by $75,000 from the end of 1996 due primarily to an increase in and the timing of sales in the third quarter of 1997 compared to the last quarter of 1996. Unbilled costs and earnings on contracts decreased by $180,000 in 1997. The decrease was a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is determined by contract terms. Investments in property and equipment were approximately $281,000 in 1997. At September 27, 1997, the Company had no material commitments for the purchase of capital equipment.

     In 1997, payments on debt totaled $171,000. In September 1997, the Company reached agreement with the holders of the 6% term notes to extend the maturity of the notes to March 1, 1999 from September 27, 1997. There were no other changes in the terms of the notes. In December 1997, a creditors' note totaling $670,000 is scheduled for payment. The funds required to repay this debt are expected to be provided from a combination of existing cash resources, cash flow from operations, if any, and new debt or equity financing.

     Although the Company has established a recent trend of profitable operations, prior to 1996 the Company had a history of operating losses. Accordingly, there can be no assurances that the Company will operate at a profit in the future. Further, the Company's new orders and sales are typically concentrated in a few large single orders from a small base of customers, and cash flow from operating activities may vary significantly from quarter-to-quarter. As a result, cash flow from operations over the next twelve months may not be sufficient to meet ongoing cash requirements and additional financing may be required to fund operations and working capital requirements. The Company believes that continuing improvements in operating results and increasing new order rates will allow the Company to finance its cash requirements from new short-term and long-term financing, the sale of common or preferred stock, or a combination of debt and equity. The Company believes short-term financing collateralized by accounts receivable and other assets is available from third party lenders at terms acceptable to the Company.

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

     Prior to the Company's restructuring of its business operations and management in the first quarter of 1995, the Company had operated at a loss since its inception. Although the Company achieved marginal operating income before interest expense and income taxes of $250,000 in the second half of 1995, $345,000 for the year ended December 31, 1996 and $525,000 in the first nine months of 1997, there is no assurance that the Company will operate at a profit in the future.

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

     As a result of ISA's controlling common stock interest in the Company and its right to nominate and elect a majority of the members of the Board of Directors, ISA controls the Company. Accordingly, ISA has the ability to approve significant transactions without the approval of the other minority shareholders, such as a sale of all the Company's assets or transactions designed to take the Company private. ISA has stated its intent to keep the Company a publicly-held and traded entity.

     At September 27, 1997, the Company employed approximately 74 personnel, all of whom were located in the United States. A number of employees are considered by the Company to be highly skilled and critical to particular aspects of its business. The current market for experienced and skilled technical personnel is highly competitive, and the Company may be unable to retain personnel with the experience and skills that are critical to its operations, or hire qualified and experienced personnel in the time frame required. In the event key personnel leave the employment of the Company and cannot be replaced in the time frame required, the operations of the Company would be adversely affected.

     The market for the Company's products are characterized by rapid change driven by advancements in digital signal processing technology, computer technology and the construction of new wireless terrestrial and satellite communications systems. The Company intends to spend approximately 11% to 12% of consolidated sales on research and development in 1997. The Company believes this level of investment should be sufficient in the near term to maintain the competitive position of the Company's present core technologies. However, higher investment rates could be required thereafter to maintain the competitive position of the Company's products and technology. In the event the Company's cash flow or the award of new business is less than anticipated, the Company may be required to significantly reduce its investment in research and development.

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

                           PART II - OTHER INFORMATION




Item 6.     Exhibits and Reports on Form 8-K

               (a)    Exhibits.


                      27.1   Financial Data Schedule as of September 27,
1997.

               (b)    Reports on Form 8-K

                      A Current Report on Form 8-K, dated August 15, 1997, was filed by the Company to report the appointment of Mr. Miguel Vildosola to, and the resignation of Mr. Fernando Pliego from the Company's Board of Directors. Mr. Pliego continues to serve the Company as its Director of International Sales.



                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CODED COMMUNICATIONS CORPORATION
                                         (Registrant)

October 31, 1997                   /s/   Gary L. Luick
   Date                                  Gary L. Luick
                                         Chief Executive Officer
                                         and President






Page 16 of 16