Form 10KSB
period 1997-12-31
CODED COMMUNICATIONS CORP /DE/
filed 1998-03-31
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20

                    FORM 10-KSB
(Mark One)

[x]   Annual Report Under Section 13 or 15(d) of The
Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997

                         OR

[  ]     Transition Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the transition period from         to

                Commission file number 0-17574

                CODED COMMUNICATIONS CORPORATION
      (Name of Small Business Issuer in Its Charter)

          Delaware                      33-0580412
(State or Other Jurisdiction of    (I.R.S. Employer
Incorporation or Organization)     Identification No.)

  1939 Palomar Oaks Way, Carlsbad, California     92009
  Address of Principal Executive Offices)     (Zip Code)

                        (760) 431-1945
   (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange
Act:

                          None

Securities registered under Section 12(g) of the Exchange
Act:

               Common Stock, $.01 par value
                     (Title of class)

     Check whether issuer (1) filed all reports required to
be  filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such  filing requirements for the past 90
days.      [x]  Yes      [ ]  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to to this Form 10-KSB. [ ]


     The Registrant's revenues for its most recent fiscal year were $13,271,000.

     As of March 23, 1998, the aggregate value of common stock held by non-affiliates of the Registrant was $2,764,000 based on the closing bid price as reported by the OTC Electronic Bulletin Board. The number of shares of common stock outstanding on March 23, 1998 was 76,568,112.

           DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB:
Definitive Proxy Statement for the 1998 Annual Meeting of
Shareholders.




              CODED COMMUNICATIONS CORPORATION
               1997 FORM 10-KSB ANNUAL REPORT

                     TABLE OF CONTENTS

                          PART I

                                                        Page


Item   1.   Description of Business                       3

Item   2.   Description of Property                      13

Item   3.   Legal Proceedings                            13

Item   4.   Submission of Matters To A Vote of Security
             Holders                                     14

                          PART II

Item   5.   Market for Common Equity and Related
             Stockholder Matters                        15

Item   6.   Management's Discussion and Analysis or
             Plan of Operation                          16

Item   7.   Financial Statements.                       23

Item   8.   Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure                                 23

                         PART III

Item   9.  Directors, Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act          24

Item  10.  Executive Compensation                      24

Item  11.  Security Ownership of Certain Beneficial
            Owners and Management                      24

Item  12.  Certain Relationships and Related
            Transactions                               24

Item  13.  Exhibits and Reports on Form 8-K            24





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

     The Company, through its wholly-owned subsidiaries
Coded Mobile Communications, Inc. ("Coded") and Decom
Systems, Inc. ("Decom") designs, manufactures and distributes a wide range of wireless digital receiving and processing equipment, software and systems for use in two primary markets: mobile data communications and aerospace telemetry. The Company's mobile data and aerospace telemetry products employ similar technologies and techniques to receive and process digitized information transmitted over public and private wireless data communications networks and satellite communications links.
The Company's sales by major product lines for the three year period ended December
31, 1997, were:

                                        1995              1996            1997
   Mobile data communications   $ 6,676,000  66%   $ 7,880,000  70%  $ 9,529,000  72%
   Aerospace telemetry            3,495,000  34      3,430,000  30     3,742,000  28
                                $10,171,000 100%   $11,310,000 100%  $13,271,000 100%

     The Company, through its wholly-owned subsidiary Coded, designs, manufactures and markets a wide range of equipment used to provide wireless communications for the mobile workforce using mobile and fixed radio systems. Coded's products include wireless radio modems, mobile computer terminals, automatic vehicle location terminals using the Global Positioning Satellite system ("GPS"), mobile network connectivity software, and radio system network controllers. The Company's communications systems provide a wireless means of transmitting and receiving information digitally over radio channels, enabling the mobile workforce to interface and interact with information systems on a real-time basis. The Company believes mobile data communications products and services will represent more than 70% of consolidated sales in the future.

     The Company's aerospace telemetry products include telemetry front-end ground support equipment such as PCM bit synchronizers operating at data rates of up to 35 megabits per second, PCM decommutators and QPSK modems. These products are used to receive, demodulate, synchronize and decode digital signals in radio and satellite communication links. In 1996, the Company discontinued marketing its Quad 7 telemetry acquisition system. The Company's aerospace telemetry systems and products are used in space, aircraft and weapons research, development and test programs conducted by major aerospace and defense contractors and United States government agencies. The Company's aerospace telemetry products are also used in military satellite communications systems.

Cautionary Statements

     The Annual Report on Form 10-KSB (the "Annual Report") contains forward-looking statements within the meaning of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements, which include projections of the timing and amount of new orders, gross margin, operating expenses and management's future plans, may be found throughout this Annual Report, including without limitation in the materials set forth under "Description of Business", "Cautionary Statements" and "Management's Discussion and Analysis or Plan of Operations." Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including without limitation the risks set forth under the notes to the consolidated financial statements and the matters set forth in this Annual Report generally.

Current Developments

     On March 3, 1997, Mr. Gary L. Luick was named the Company's president and chief executive officer. In addition, Mr. Luick was appointed to the Company's board of directors. Mr. Luick served as president of the publicly-held GTI Corporation from 1989-1995 and as CEO from 1991-1995. Effective February 17, 1998, Mr. Luick resigned as the Company's CEO and president to pursue other business opportunities. Mr. Luick was removed from the Company's board of directors by the written consent action of the Company's majority shareholder on February 13, 1998. The Company and Mr. Luick have entered into a separation agreement under which Mr. Luick received a lump sum separation payment of $225,000. This payment will be recognized as a charge to income in the first quarter of 1998.

     Effective February 17, 1998, Mr. Hugo Camou, chairman of the board of directors, was named chief executive officer; and Mr. John Wiggins, the Company's chief operating officer, was appointed to the board of directors and assumed additional responsibilities as the Company's president. In addition, Mr. Fernando Pliego was named executive vice president finance. Mr. Pliego served as a director of the Company from September 1996 to May 1997.

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

     In the first half of 1995, as an integral part of its restructuring plan, the Company proposed an out-of-court composition settlement plan (the "Creditor Plan") to substantially all unsecured creditors with past due claims. Under the terms of the Creditor Plan, received 50% of their unsecured claims in full settlement (the "settlement value") of their claim, with 5% of the settlement value paid quarterly beginning September 1995, and a final payment of the remaining settlement value made on December 31, 1997.
In addition to the Creditor Plan, the Company negotiated settlements with certain other unsecured creditors. In the year ended December 31, 1995, creditors with claims valued at approximately $3,200,000 settled their claims at a discount and the Company recognized a gain of $1,367,000 from the extinguishment of debt, net of related expense. In the year ended December 31, 1996, additional settlements were reached with unsecured creditors, including those creditors participating in the Creditor Plan, with claims totaling approximately $1,504,000, and the Company recognized a gain of $995,000 from the extinguishment of debt, net of related expense. See Note 3 "Extraordinary Gain on Extinguishment of Debt" and Note 6 "Debt and Credit Lines ."

     In September 1996, the Company completed a series of transactions which resulted in ISA Investments Corporation
("ISA"), a majority-owned subsidiary of ISA Corporativo, S.A. de C.V. ("ISA Corp."), acquiring a 76% common stock ownership interest in the then outstanding common shares of the Company; and the restructuring of the Company's
$6,600,000 in secured debt. ISA and ISA Corp. are part of an affiliated group of privately-held Mexican corporations controlled by Mr. Hugo R. Camou and his immediate family.


     ISA acquired its 57,272,767 shares or 76% common stock ownership interest for, among other things, cash payments totaling $1,400,000 and an ISA guarantee of not less then $10,000,000 in orders for the Company's mobile data communications products from ISA customers in Mexico and Latin America, to be placed over an eighteen month period. In 1997, ISA fulfilled its commitment for $10,000,000 in customer orders. Prior to its investment in the Company, ISA was a distributor of the Company's mobile data communications products in Mexico. As a result of its controlling interest in the Company's common stock and its ability to nominate and elect a majority of the members of the Company's Board of Directors, the Company is considered to be controlled by ISA.

     In connection with the ISA investment in the Company in 1996, holders of the Company's senior secured $1,800,000 principal amount Bridge Loan canceled their debt in exchange for a cash payment of $400,000; the issuance of 8,000 shares of the Company's Series A preferred stock (with a liquidation preference of $800,000); and the issuance of $600,000 principal amount, 6% Term Notes. The 6% Term Notes are convertible, at the option of the holders, into 2,400,000 shares of common stock and are collateralized by a subordinated security interest in the Company's assets. In addition, the holder of the Company's secured $4,000,000 principal amount, 12% Convertible Debentures
("12% Debentures") converted the 12% Debentures and accrued interest of approximately $800,000 into a new seven year, $4,800,000 principal amount 6% Convertible Debenture (the "6% Debenture"). The 6% Debenture was subsequently converted in December 1996 into 48,000 shares of the Company's Series B preferred stock, with a liquidation preference of $4,800,000. All of the shares of Series B preferred stock are held by Renaissance Capital Partners, II, Ltd., an investment partnership fund based in Dallas, Texas. See Note 9 "Common and Preferred Stock."

     As a result primarily of the ISA investment of $1,400,000, the conversion of approximately $5,600,000 of secured debt into common and preferred stock, and net income for the year ended December 31, 1996, the Company eliminated a shareholder deficit of $7,571,000 existing at the beginning of 1996, and reduced debt and liabilities in 1996 by $8,319,000 as compared to the end of 1995.

     The business and operations of the Company following the investment by ISA and the restructuring of debt were not changed, and it is the present intent of ISA to continue the Company as a publicly-held corporation with its principal operations located in the United States.

Management's Plan For Future Operations and Financing

     Prior to the Company's reorganization of its business operations and management in the first quarter of 1995, the Company had operated at a loss since its inception. In addition, the Company had accumulated a significant shareholders' deficit and liabilities.

     Following the restructuring of the Company's operations and management in the first quarter of 1995, operating expenses were reduced, gross margin on sales increased and, as a result, the Company achieved marginal profitability before interest expense and income taxes in the second half of 1995 and for the years ended December 31, 1996 and 1997.

     The Company achieved operating profits before litigation settlement, interest expense and income taxes of $250,000 in the second half of 1995, and $345,000 and $592,000 for the years ended December 31, 1996 and 1997, respectively. However, the Company operates in markets that are emerging, volatile and highly competitive. Moreover, the Company's orders are typically concentrated in large contracts with a long sales cycle derived from a small base of customers. As a result, new orders, sales levels and operating profitability, if any, can and will fluctuate on a quarter-by-quarter basis. Although the Company believes the recent trend of annual operating profitability will continue in 1998, based on current information the Company expects to report a loss from operations in the first quarter of 1998. There is no assurance that the Company will operate at a profit in the future.

     Financing will be required to support working capital and operations in 1998. The Company believes that additional financing, in the form of short-term and long-term debt, preferred and common stock, or a combination of debt and equity will be available in 1998 under terms and conditions that are acceptable to the Company. Additional capital in 1998 is likely to be provided or arranged by the Company's controlling shareholder, ISA.

Wireless Mobile Data Communications Products and Services

     The Company, through its wholly-owned subsidiary Coded, designs, manufactures and markets a wide range of equipment used to provide wireless communications for the mobile workforce using mobile and fixed radio systems. Coded's products include wireless radio modems, mobile computer terminals, automatic vehicle location terminals using the Global Positioning Satellite system ("GPS"), mobile network connectivity software, and radio system network controllers. The Company's communications systems provide a wireless means of transmitting and receiving information digitally over radio channels, enabling the mobile workforce to interface and interact with information systems on a real-time basis. Sales of mobile data communications products and services were $6,676,000, $7,880,000 and $9,529,000 in 1995, 1996, and 1997, respectively. The
Company believes mobile data communications products and services will represent not less than 70% of consolidated sales in the future.

     The need for increased speed and accuracy in information transfer in a mobile environment, and the growing amount of data contained in computerized information databases, has increased the demand for systems which provide efficient and accurate data communications. Operators of vehicle fleets relying on conventional voice radio communications often encounter problems in communicating with the mobile workforce due to overcrowded voice channels and inefficiencies in transferring information stored in computers. Through the use of wireless mobile data communications, vehicle fleet operators realize increased mobile workforce and vehicle productivity, improved customer service and faster response times. In addition, the mobile workforce can interact with information databases on a real-time basis; and radio system operators significantly increase information throughput and maximize the utilization of available radio air time. The efficient and effective management of the mobile workforce, vehicle fleets and remote access to information databases through the use of wireless communications, in the opinion of the Company, is becoming a significant competitive and safety issue for the mobile workforce.

      New Products

     The Company's development efforts in 1997 focused on new mobile products and applications designed to provide
Coded customers with innovative field productivity tools, and greater flexibility and efficiency in integrating their mobile workforce with information databases.

     DualCom Multi-System Modem. DualCom is a multi-system wireless modem capable of operating simultaneously on both conventional private radio and public Cellular Digital Packet Data ("CDPD") networks. DualCom is designed to allow the mobile workforce to automatically or manually select the most efficient radio network for a particular reporting application, or to select the radio network with the best radio coverage. Dual radio system flexibility may be a critical feature in mobile data communications systems for public safety customers, where uninterrupted communication service during an emergency or large-scale disaster is mandatory. The DualCom modem can be integrated with an internal GPS receiver to provide real-time vehicle location. The DualCom modem is fully compatible with the Company's new line of MCT 700 Series mobile computers as well as the current line of mobile terminal products. Additional development of the DualCom modem is required in 1998, and deliveries of the first version of DualCom are expected to begin in the second half of 1998.

     MCT 700 Series Mobile Computer Terminals. The Company's MCT 700 series of ruggedized mobile computers are specifically designed for the harsh and demanding mobile operating environment. The MCT 700 computers feature extended heat and vibration specifications to help ensure long life and maximum in-use availability, as well as a wide selection of sizes, productivity features and displays. Standard features of the MCT 700 Series include 133 to 200 MHz Pentium processors, vehicle air-bag friendly case designs, and high-resolution active matrix color TFT displays. The MCT 700 Series computers can be integrated with in-vehicle GPS receivers, printers, magnetic strip and bar code readers, and many other mobile devices to meet the varied requirements of the mobile workforce. Additional development of the MCT 700 Series mobile computer terminals is required in 1998, with customer deliveries expected to begin in the second half of 1998.

     DataLink Pro Series Wireless Network Hub. DataLink is a high-speed mobile radio local area network ("LAN") meeting the IEEE 802.11 specification for wireless Lan's. By utilizing spread spectrum radio transmission technology, DataLink can transmit digital information between a mobile and a fixed access point at data rates of up to 1 million bits per second ("Mbps"). DataLink is specifically designed for public safety mobile data applications where the transmission of large amounts of information is required, such as in the case where it is necessary to transmit fingerprint images, photographs, and large text files. DataLink is currently in development. The initial beta site installation is expected in the last quarter of 1998, with system deliveries first beginning in 1999.

     Mobile Data Communications Network Systems and Products

     The Company provides a wide range of equipment to meet the mobile communications needs of its customers. The
Company's engineering capabilities include the design and installation of end-to-end solutions for voice and digital wireless mobile data communications networks. The Company supplies complete wireless systems as a prime contractor directly to end-use customers, or as a subsystem contractor to large system integrators. When providing complete end-to-end wireless mobile data communications systems or subsystems, the Company will integrate its products with equipment and software supplied by third parties, such as mobile and base station radios, automatic vehicle location equipment, laptop computers and applications software.

     The Company's wireless mobile data communications networks are designed around its core systems products, which include high-speed RF modems, mobile data computers and terminals, wireless networking connectivity software and radio network controllers. These products provide the system infrastructure needed to interface and interact with information databases, and communicate with and control large numbers of vehicles and mobile data devices operating over wide geographical areas and multiple radio systems.

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

     The Company's wireless network connectivity software includes the IQswitch and WinMCT. The IQswitch serves as a gateway between the mobile data network and host computers;
computer-aided dispatch application software; local, state and national information databases; and other private or public networks. The IQswitch utilizes a UNIX operating system and is scaleable to meet a customer's exacting requirements. The Company's WinMCT in-vehicle software manages incoming and outgoing data messages and interfaces the data communications system to the customer's specific mobile computer software applications.

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

     The MCT computer platform includes several versions of the Company's Windows-based MCT Series 2000 mobile computer. The MCT product group includes ruggidized mobile computers featuring Pentium processors, full keyboards and keypads, and the choice of a CRT display, black and white LCD display or full color TFT flat screen display. The MCT computer operates with the Company's high-speed RF modem and other interconnect devices for use in many different public and private mobile communications systems. For its MCT laptop computer products, the Company purchases notebook and laptop computers from other manufacturers and ruggidizes the computer to meet the demanding operating conditions of the mobile environment.

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

     Mobile Data Communications Marketing

     The present markets for voice and data land-based radio communications systems include public safety agencies (fire and police), emergency medical services ("EMS") and operators of vehicle fleets and mobile work forces such as utility, transportation, overnight courier services, customer field service and taxi vehicle fleets. The Company markets its mobile data communications systems primarily to public safety, EMS and utility markets. Public safety customer applications of mobile data communications include automatic vehicle location, computer-aided dispatch, messaging, access to and interaction with host record management databases, and access to other local, state and national databases. The Company estimates that over 75% of its mobile data communications revenues are presently derived from public safety customers in the United States and Mexico.

     The Company markets wireless mobile data communications network systems and products in the United States, the United Kingdom and Mexico through a sales staff supported by application engineers primarily to system integrators, original equipment manufacturers ("OEM's") and large end-use vehicle fleet operators. Beginning in 1998, the Company will also market its products in the United States through mobile radio dealers and distributors. The Company's marketing strategy for wireless mobile communications systems includes the formation of formal and/or informal teaming relationships with system integrators, mobile radio equipment manufacturers and application software providers with the technical and financial resources required to support large-scale data communications system installations and services. The Company believes its teaming strategy will allow it to compete for large system orders against much larger competitors.

     Substantially all of the Company's mobile communications sales are currently derived from customers in the United States and Mexico. The Company believes export sales to Europe, Mexico and Latin America could represent over 50% of its mobile communications revenues in the near future. The Company's export business is and will be subject to risks customarily encountered in foreign markets, including fluctuations in monetary exchange rates, export controls and other regulatory policies of the United States and foreign governments. Sales of mobile data communications products, principally to public safety customers in Mexico, were approximately 53% and 59%, respectively, of total mobile data communications sales in 1996 and 1997.

     Mobile Data Communications Competition

     Competition for the sale of wireless mobile data communications systems and equipment is intense and many of the competitors have substantially greater resources than the Company. In addition, a number of private and publicly held telecommunications companies are developing new land-based and satellite wireless communications systems and products that will compete for business in the Company's present markets.

     The primary competitive factors for the sale of wireless mobile data communications products and services include reputation, knowledge of the order, digital signaling throughput performance, compatibility with existing mobile radio and control system equipment, and price.

     The primary competitors for the sale of wireless mobile data communications network products and systems include Motorola, Inc., of Schaumberg, Illinois, ("Motorola") and large system integrators and radio equipment manufacturers, such as TRW and Ericsson, Inc. On a contract by contract basis, system integrators and radio equipment manufacturers may compete against the Company or team with it. The Company believes Motorola holds a dominant market position for terrestrial mobile data systems used by courier services, public safety and taxi vehicle fleets.

     Mobile Data Communications Order Backlog

     The Company's backlog of orders for wireless mobile communications products was approximately $3,318,000 and $2,007,000, respectively, at December 31, 1996 and 1997.
Substantially all backlog at December 31, 1997 is expected to be delivered within one year.

     A significant portion of backlog is typically comprised of large orders, and the total value of backlog can be expected to fluctuate from year to year. The aggregate single orders of five customers represented 85% and 83%, respectively, of backlog at December 31, 1996 and 1997. The Company has experienced fluctuations in order rates on a quarterly basis, and declines and delays in orders from time to time. The Company may experience similar declines or delays in the future.

     From time to time, the Company's may experience delays in completing customer contracts. Historically, the Company has successfully renegotiated delivery schedules with its customers and the Company has experienced no customer cancellations of major contracts. However, the Company may experience delays in completing contracts in the future and in the event contract schedules are not renegotiated, contracts could be terminated.

     Mobile Data Communications Customers

     A small number of customers and special order sales account for a relatively large portion of the Company's wireless mobile data communications product revenues. In 1995, 1996 and 1997, aggregate sales to the five largest mobile data communications product customers represented approximately 60%, 77% and 79%, respectively, of mobile data communications sales. In 1995, sales to three customers represented 10%, 11% and 25%, respectively, of mobile data communications sales. In 1996, sales to two customers in Mexico represented approximately 53% of mobile data communications sales. In 1997, sales to two customers represented 59% and 11%, respectively, of mobile data communications sales. Sales are typically made to customers on a special order basis. There are no contracts at December 31, 1997 requiring customers to purchase substantial fixed quantities of products over more than a one year period. The cancellation of orders of major customers could have a significant adverse effect on the operations of the Company.


     Mobile Data Communications Research and Development

     Research and development expenditures for mobile communications products and improvement of existing products were $496,000 in 1995 (7% of mobile communications sales), $984,000 in 1996 (13% of mobile communications sales) and $929,000 in 1997 (10% of mobile communications sales). The Company plans to spend approximately 10% to 12% of mobile data communications product sales for research and development in the future, primarily in the development of its wireless modems, mobile computers, mobile network connectivity software, and the development and enhancement of new software products. The Company believes this level of investment will be sufficient to maintain the competitive position of the Company's present core mobile data products in the near term. However, higher investment rates could be required thereafter to expand the Company's product line and software technology to meet customer requirements and new competition.

     The market for the Company's mobile data communications products is characterized by rapid change driven by advancements in digital signal processing technology, the miniaturization of electronic components and the construction of new wireless land-based and satellite communications systems. The Company's ability to compete successfully depends, in part, on its knowledge of the mobile data communications market, its ability to anticipate and react to such changes, and its ability to implement technological advancements in new products and software to meet customer requirements.

Aerospace Products and Services

     The Company, through its wholly-owned subsidiary, Decom, designs, manufactures and markets electronic communications equipment for aerospace and commercial telemetry applications, using technology similar to that used by the Company in its wireless mobile data communications systems. Telemetry is the technology of the wireless transmission of data in order to measure operating parameters, such as pressure, temperature or vibration, at a distance. Telemetry systems employ a radio carrier to transmit information from one location to another, and are used extensively in missile, aircraft, satellite and other aerospace vehicles. Decom designs and manufactures the receiving and test equipment used primarily in ground-based Pulse Code Modulation ("PCM") and Phase Shift Keyed ("PSK") telemetry systems. Sales of aerospace telemetry products and services were $3,495,000, $3,430,000 and $3,742,000 in 1995, 1996 and 1997, respectively.

     The PCM data transmission technique is extensively used in aerospace telemetry applications because it has the capability to combine many channels of information on a non-interfering basis into a common frequency band for transmission over a single carrier. The PCM carrier signal has a low susceptibility to degradation and is a reliable method of transmitting data.

     The Company's telemetry front-end ("TFE") ground support equipment consist primarily of fully tunable PCM bit synchronizers operating at signal acquisition data rates up to 35 megabits per second ("Mbps"), PCM decommutators, QPSK modems and telemetry link analyzers. These products are used in receiving, demodulating, synchronizing, decoding and converting telemetry signals in a transmission link.

     In 1997, the Company discontinued marketing of its Quad 7 telemetry processing system. The Quad 7 was a highly integrated data acquisition and processing system platform designed specifically for telemetry ground-based fixed and mobile flight test instrumentation requirements, telemetry signal processing and satellite communications applications. Sales of Quad 7 systems and services represented approximately 33% and 8%, respectively, of aerospace telemetry revenue in 1996 and 1997.

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

     Aerospace telemetry product sales to major aerospace companies are usually on a subcontract basis under negotiated firm fixed-price contracts. A substantial portion of these sales are indirectly or directly funded by the United States government and its agencies. The Company believes that in 1995, 1996 and 1997, approximately 55%, 61% and 72% of aerospace telemetry product sales, respectively, were directly and indirectly funded by agencies of the United States government. Direct sales of aerospace telemetry products to the United States government and its agencies were 8%, 18% and 19%, respectively, of aerospace telemetry sales in 1995, 1996 and 1997.

     Aerospace Telemetry Customers

     A small number of customers account for a relatively large portion of the Company's aerospace telemetry revenues. Aggregate sales to five customers, including direct sales to the United States government and its agencies, represented approximately 50%, 63% and 78%, respectively, of aerospace
telemetry sales in 1995, 1996 and 1997.   In 1995, two
customers each represented 12% of aerospace telemetry sales. In 1996, two customers represented approximately 17% and 14%, respectively, of aerospace telemetry sales. In 1997, three customer represented approximately 25%, 18% and 17%, respectively, of aerospace telemetry sales.

     Aerospace Telemetry Competition

     The Company faces intense competition in the marketplace for all of its aerospace products. Competitors include many of the major aerospace contractors, all of whom have much greater financial and technological resources than the Company.

     The Company believes the primary competitive factors in its aerospace markets are product performance and quality, knowledge of order opportunities, technological reputation and cost. The Company's market penetration has been influenced by the Company's relatively small marketing and sales force and the long established reputations of some of its competitors. In addition, a substantial portion of the Company's business is obtained through the submission of competitive proposals. See "Business - Aerospace Telemetry Contracting."

     Aerospace Telemetry Order Backlog

     The Company's backlog of unfilled aerospace telemetry product orders was approximately $1,715,000 and $1,366,000 at December 31, 1996 and 1997, respectively. The Company estimates that substantially all of its backlog will be shipped within one year.

     Delays and cancellations of defense procurements in the Company's market have adversely affected order rates from time to time. Changing international and domestic political events, and uncertainties regarding the level and priority of defense budgets are expected to continue to have an impact on new order levels.

     A significant portion of the aerospace telemetry order backlog at December 31, 1996 and 1997, was concentrated in a few orders. The aggregate orders of five customers represented approximately 65% and 75%, respectively, of backlog at December 31, 1996 and 1997.

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


     Aerospace Telemetry Research and Development

     Research and development for new aerospace telemetry products and improvement of existing products was $583,000 in 1995 (17% of aerospace telemetry sales), $787,000 in 1996 (23% of aerospace telemetry sales) and $355,000 in 1997 (10% of aerospace telemetry sales).

     The market for the Company's aerospace telemetry products is characterized by technological change. The Company's ability to compete successfully depends, in part, on its ability to develop new products and improve existing ones. As a result of the Company's primary focus on its mobile data communications business, the Company's investment in aerospace telemetry product research and development is likely to be reduced. Accordingly, the Company may be unable to maintain the competitive position of its aerospace telemetry products.
As a result, the Company may attempt to license the products and software of third parties in order to continue to market competitive products.

     Aerospace Telemetry Contracting

     In 1995, 1996, and 1997, approximately 55%, 61% and
72%, respectively, of aerospace telemetry sales were believed to be derived directly and indirectly from defense contracts for end-use by the United States government. Substantially all of these orders are negotiated firm fixed-price contracts. Under firm fixed-price contracts, the Company agrees to provide equipment and services for a fixed price and derives benefits from cost savings, but bears the entire risk of cost overruns.

    The Company is subject to certain business risks as a supplier of defense-related equipment to the United States government, including dependence on congressional appropriations and changes in procurement policies, both of which are subject to uncertainty. Reductions in government expenditures for defense programs and changes in defense priorities may have an adverse effect on the Company's aerospace telemetry revenues and operating results.

Employees

     At December 31, 1996 and 1997, the Company employed approximately 70 and 75 personnel, respectively, all of whom were located in the United States. A number of key employees are highly skilled and critical to particular aspects of the Company's business. The Company believes its current human resources and its access to additional resources should be adequate to support anticipated sales levels in 1998. The Company operates in emerging and highly competitive markets, and it must compete for skilled technical personnel against competitors that are significantly larger. As a result, the Company may be unable to hire and retain personnel with the experience and skills that are critical to its operations. In the event such personnel cannot be hired or leave the employment of the Company and cannot be replaced, the operations of the Company would be adversely affected.

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

     The Company purchases integrated circuits, electronic components, printed circuit boards and other fabricated parts from outside vendors. The Company subcontracts the assembly of all surface-mounted printed circuit boards to third party contractors. The Company has multiple sources for most of its purchased materials and components. For a few components, such as the Company's MCT Series 2000 mobile computer which is manufactured by a third party supplier, only a single source may be immediately available and there is a risk of delay in delivering product. The Company has from time to time experienced delays from vendors, however, these delays have not materially affected its business.

     The Company maintains an in-house repair facility where its products can be refurbished or repaired. The Company generally warrants its products against defects and workmanship for a period of ninety days and up to one year from the date of shipment. Warranty extensions may be purchased by any customer. Warranty expense has not been a material factor in the Company's operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's operations are headquartered in a single building in Carlsbad, California with approximately 19,000 square feet. The facility is leased by the Company under an agreement expiring in October 1998. The Company also leases approximately 2,800 square feet of office and engineering space in Clearwater, Florida, under a lease cancelable in January 1999.

      In 1997, the Company entered into a lease for a new facility in Carlsbad, California. The new facility is approximately 45,000 square feet and is leased by the Company for an initial term of ten years. The Company anticipates relocating its operations to the new facility in May 1998.

ITEM 3.  LEGAL PROCEEDINGS

     On March 17, 1995, the Company, John A. Robinson, Jr., its former chief executive officer, and its wholly-owned subsidiary ComViSat, Inc. were named as defendants in a suit brought in Superior Court, San Diego County, by the two founders of ComViSat, Inc. for, among other claims, wrongful termination of employment of the two plaintiffs in January 1995 and alleged breach of duty of good faith, fraud and defamation in connection with the Company's acquisition of ComViSat, Inc. in 1994. The complaint sought unspecified general, special and punitive damages and costs and expenses. On May 5, 1995, the Company filed an answer with the Superior Court denying all allegations and filed a cross-complaint against the two plaintiffs alleging, among other things, breach of contract and the implied covenant of good faith and fair dealing, breach of the duty of loyalty, fraud and intentional interference with contractual relationships. The cross-complaint sought unspecified damages, preliminary and punitive injunctive relief, and costs and expenses.

     The plaintiffs' complaint and the Company's cross-complaint were dismissed in 1996, and the parties agreed to binding arbitration. An arbitration hearing was concluded on February 1, 1998. On February 24, 1998 the arbitrator ruled the Company did not have the right to terminate the employment contracts of the plaintiffs in 1995 for the failure to meet established financial performance targets, and awarded plaintiffs damages of approximately $431,000 and legal fees of $125,000. The damages awarded to plaintiffs were approximately equivalent to the salary and benefits payable under the unexpired term of their employment agreements. The Company recorded expense for litigation settlement of $516,000 in the fourth quarter of 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                           PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is presently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board under the trading symbol CODD. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

     The following table sets forth, for the fiscal quarter
indicated, the high and low closing bid price of the
Company's common stock as reported by the OTC Electronic
Bulletin Board.
                                       High            Low
    Year ended December 31, 1997:
       March quarter                  $ .51           $ .32
       June quarter                     .35             .25
       September quarter                .39             .26
       December quarter                 .39             .16

    Year ended December 31, 1996:

       March quarter                  $ .42           $ .19
       June quarter                     .55             .28
       September quarter                .64             .34
       December quarter                 .56             .39
__________________________

     The number of shareholders of the Company's common stock, including holders whose shares are held in street name, was estimated to be in excess of 2,000 at December 31, 1997.

     There have been no dividends or other distributions on common stock or preferred stock made by the Company since its inception. The Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

     The Company operates in a single industry - the design, manufacture and integration of digital communications products and systems used primarily in land-based radio systems. The two principal markets in which the Company competes are wireless mobile data communications and aerospace telemetry systems.

Results of Operations - 1997 Compared With 1996

     Sales by the Company's major product lines are
presented
below.
                                      1996           1997
     Mobile data communications...$ 7,880,000    $ 9,529,000
     Aerospace telemetry............3,430,000      3,742,000
                                  $11,310,000    $13,271,000

     The following table sets forth, as a percentage of revenues, certain income (loss) data for the years ended
December 31, 1996
and 1997:

                                          1996        1997
   Net sales..........                    100.0%      100.0%
   Cost of sales......                     55.2        55.3
   Gross profit.......                     44.8        44.7
   Operating expenses:
     Selling, general and administrative   26.0        30.6
     Research and development....          15.7         9.7
     Litigation Settlement.                 --          3.9

   Operating income (loss)......            3.1         0.5
   Income (loss) before extraordinary gain (1.7)        0.2
   Extraordinary gain.........              8.8         0.1
   Net income.................              7.1         0.3

     Operating Income

     For the year ended December 31, 1997 ("1997"), the Company reported income before extraordinary gain of $25,000 compared to a loss before extraordinary items of $187,000 in the year ended December 31, 1996 ("1996"). Included in income before extraordinary gain in 1997 is a charge of $516,000 for litigation settlement. The improved operating performance in 1997 compared to 1996 resulted primarily from increased sales, a reduction in research and development expense and interest expense, offset by an increase in selling and administration expense.

     The improvement in operating performance before the loss for litigation settlement continued a trend toward profitability begun in the second half of 1995, when the Company reported its first operating profit. Although the Company presently anticipates that the recent trend toward annual operating profitability will continue in 1998, delays in the award of new contracts experienced in the second half of 1997 will adversely effect sales levels in the first quarter of 1998, with the result that the Company expects an operating loss in the first quarter of 1998.

     Sales and New Orders

     Net sales in 1997 were $13,271,000, an increase of 17% over sales of $11,310,000 in 1996. Sales of mobile data communications products in 1997 were $9,529,000, an increase of 21% over sales of $7,880,000 in 1996. The increase in sales resulted entirely from sales to customers in Mexico. Sales of mobile data communications products to customers in Mexico represented 53% and 59%, respectively, of mobile data communications product sales in 1996 and 1997.

     New orders for mobile data communications products increased by 11% in 1997 over 1996, entirely as a result of new orders from domestic customers. New order levels for mobile data communications products from customers in Mexico decreased by 9% in 1997 compared to 1996. The Company expects that a significant portion of its new orders in 1998 for mobile data communications systems will be derived from customers in Mexico. New orders from international customers are subject to risks customarily encountered in foreign markets, including fluctuations in monetary exchange rates, export controls and political risk.
Future devaluations of Mexico's new peso compared to the United States dollar will increase the cost of the Company's products in Mexico. As a result, customers in Mexico could delay the purchase of the Company's products or attempt to renegotiate purchase prices. In such event, the Company's revenue and gross margin could be adversely effected.

     Sales of aerospace telemetry products in 1997 were $3,742,000, an increase of 9% over sales of $3,430,000 in 1996. New orders for aerospace telemetry products in 1997 increased 8% over 1996.

      The backlog of orders for mobile data communications and aerospace telemetry products was approximately $5,033,000 and $3,373,000 at December 31, 1996 and 1997,
respectively. The decrease in backlog resulted primarily from a delay in customer orders experienced in the last half of 1997. The Company anticipates new order levels and backlog, for the first half of 1998, to significantly improve over levels in the second half of 1997 based on current bid and proposal activity. However, it is difficult to estimate with certainty the timing and award of contracts and, accordingly, there is no assurance there will be an increase in new orders and backlog. The backlog of orders is generally concentrated in the single orders of a few customers, and the cancellation of any major orders would have an adverse effect on the Company's net sales in 1998. Historically, the Company has not experienced a high rate of order cancellations by customers.

     Gross Margin

     Gross margin, as a percentage of sales, was 45% of sales in 1996 and 1997. Gross margin on sales of mobile data communications products significantly improved in 1997 over 1996, primarily as a result of an increase in prices and a change in product mix in 1997, with a higher percentage of sales represented by standard products and software which typically yield higher gross margin than other product sales, which can include the products of third-party suppliers such as mobile radios, applications software and computer equipment.

     The gross margin, as a percentage of sales, on aerospace telemetry products decreased in 1997 compared to 1996 primarily as a result of a loss on a single customer contract for a specially-modified telemetry system. The gross margin on aerospace telemetry product sales in 1998 is expected to return to historical gross margin levels.

     The Company anticipates that gross margin in 1998, as a percentage of sales, will be consistent with or slightly improved over gross margin in 1997, based on projected sales levels and product mix. Gross margin, however, can be expected to fluctuate on a quarter-to-quarter basis and, in the event projected sales levels are not achieved, gross margin as a percentage of sales could be adversely effected.

     Extraordinary Gain on Extinguishment of Debt and
Litigation Settlement

     In 1996 and 1997, agreements for the settlement of unsecured debt at a discount resulted in an extraordinary gain of $995,000 and $13,000, respectively, net of related expense. The gain on extinguishment of debt is reflected as an extraordinary item in the consolidated financial statements.

     In February 1998, an arbitrator ruled the Company did not have the right in 1995 to terminate the employment of two officers of its subsidiary ComViSat, Inc. and awarded damages and legal fees of approximately $556,000 to the former officers of ComViSat. The damages awarded to the former officers were approximately equivalent to the salary and benefits payable over the unexpired term of their employment contracts. The litigation settlement of $516,000, net of reserves, is reflected as a charge against income before extraordinary gain in the consolidated financial statements.

     Operating Expense, Interest Expense and Income Taxes

     Selling, general and administrative expense was $4,057,000 in 1997, an increase of $1,111,000 or 38%
compared to 1996. In addition, selling, general and administrative expense increased to 31% of sales in 1997 from 26% of sales in 1996. The increase in selling, general and administrative expense in 1997 resulted primarily from increased mobile data communication product selling expense, including advertising, trade show attendance and travel expense. In addition, in 1997 the Company expanded its domestic mobile data direct sales force. Selling, general and administrative expense in 1998, as a percentage of sales, is expected to be consistent with or slightly lower than 1997 expense levels.

     Research and development costs in 1997 decreased by $487,000 or 27% compared to 1996 As a percentage of sales, research and development expense decreased to 10% of sales in 1997 from 16% of sales in 1996. The decrease in research and development expense was a result of sharply reduced development expense for aerospace telemetry products. Research and development expense for mobile data communications products in 1997 was comparable to 1996. Research and development expense, as percentage of sales, is expected to range from 10% to 12% of sales in 1998.

     Interest expense was $79,000 in 1997, a decrease of $445,000 from interest expense of $524,000 in 1996. The decrease in interest expense resulted primarily from a conversion of debt to preferred stock at the end of 1996.

     Income tax expense, net of the benefit from the utilization of federal and state net operating loss carryforward benefits, was $24,000 in 1996 and 1997, representing a provision for state income taxes. At December 31, 1997, the Company and its wholly-owned subsidiaries have combined net operating loss carryforward benefits of approximately $28,800,000 available to offset future federal income taxes, if any. The annual use of any future net operating loss carryforward benefits, however, will be limited on an annual basis due to the change in ownership of the Company and its subsidiaries. This limitation in the annual use of federal net operating loss tax carryforward benefits is not expected to have a material effect on income tax expense in 1998. The realization of loss carryforward tax benefits is dependent upon generating sufficient future taxable income prior to the expiration of the loss carryforwards. Because the Company's history of profitable operations is very recent, there is no assurance that any loss carryforward tax benefits will be realized in the future.

Results of Operations - 1996 Compared With 1995

     The Company restructured its business operations and management in the first quarter of 1995 which resulted in, among other things, a significant reduction in operating expenses in 1995. Any comparison of operating expenses between the years ended 1996 and 1995 may not represent a meaningful analysis because of the business restructuring.

     The following table sets forth, as a percentage of
revenues, certain income (loss) data for the years ended
December 31, 1995 and 1996:
                                          1995       1996
   Net sales............                 100.0%     100.0%
   Cost of sales.......                   72.6       55.2
   Gross profit.........                  27.4       44.8
   Operating expenses:
     Selling, general and administrative. 33.4       26.0
     Research and development......       10.6       15.7

   Operating income (loss).........      (16.6)       3.1
   Loss before extraordinary gain...     (24.4)      (1.7)
   Extraordinary gain...............      13.4        8.8
   Net income (loss)................     (11.0)%      7.1%

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

Liquidity and Capital

     Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financings. In
1996, cash requirements were met by $273,000 in cash flow from operations and proceeds of $1,430,000 from the sale of common stock. In 1997, cash requirements where met primarily with $512,000 in cash flow from operations and borrowings of $613,000 under new bank credit lines.

     In 1997, accounts receivable increased by $420,000 from the prior year, due primarily to the timing of sales in the last quarter of 1997 compared to 1996. Included in accounts receivable at December 31, 1996 and 1997 were $584,000 and $525,000, respectively, in receivables due from ISA. Unbilled costs and earnings on contracts decreased by $180,000 in 1997. The decrease was a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is determined by contract terms. Inventories in 1997 and 1996 were comparable. Prepaids and other assets increased by $214,000 primarily as a result of deposits with suppliers for inventory purchases and rent and security deposits required under the terms of the new facility lease agreement executed in 1997.

     Investments in property and equipment were approximately $322,000 in 1997. At December 31, 1997, the
Company had no material commitments for the purchase of capital equipment. In 1997, the Company entered into a ten year agreement for the lease of a new 45,000 square foot headquarters and operations facility in Carlsbad, California. The annual lease payments under the non-cancelable lease for the first year are approximately
$451,000, with annual payments thereafter subject to a 4% per year escalation factor.

     In December 1997, the Company entered into a new revolving credit arrangement with a bank. Under the revolving credit line, which was modified in March 1998, the Company can borrow up to the lesser of $1,000,000 or 80% of eligible accounts receivable (as defined). At December 31, 1997 and March 24, 1998, there was $600,000 and $700,000, respectively, outstanding under the revolving credit line. The credit line is collateralized by a security interest in all of the Company's assets and a $200,000 certificate of deposit. The revolving credit line expires in January 1999, at which time the credit line may be extended solely at the option of the bank

     The revolving credit line with the bank requires the Company to meet various financial covenants on a quarterly basis. At December 31, 1997, the Company did not meet the financial covenants for minimum tangible effective net worth and debt coverage ratios, as defined. As of December 31, 1997 and March 24, 1998, the bank has not waived compliance with the financial covenants; however, the bank has agreed to continue to advance loans under the revolving credit line. In the event the Company does not meet these or other loan covenants in the future, the bank may call all of its debt for repayment and additional financing would be required to retire the bank debt.

     As a result of an adverse decision in litigation, the Company is required to pay approximately $556,000 in damages, which includes legal fees, to two plaintiffs. The terms and conditions of payment are subject to future discussion and negotiations. The cash required to meet this obligation is expected to be provided by cash flow from operations and additional financing.

     Financing will be required for working capital and operations in 1998. The Company believes that additional financing, in the form of short-term and long-term debt, preferred and common stock, or a combination of debt and equity will be available in 1998 under terms and conditions that are acceptable to the Company. Additional capital in 1998 is likely to be provided or arranged by the Company's controlling shareholder, ISA. In the event financing is not available in the time frame required, then the Company would be forced to reduce its rate of sales growth, if any, reduce operating expenses and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a period of cash constraints and a shortage of working capital, could adversely effect the Company's long-term business and shareholder value.

Inflation, Changing Prices and Impact from the Year 2000

     The effects of inflation have not had a material impact on revenues or expenses during the three year period 1995 through 1997. At the present time, the Company is reviewing its internal systems to determine the impact, if any, the calendar year 2000 will have on its systems. It is the intention of the Company to modify its system, if any changes in systems are required.

Cautionary Statements

     In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein or elsewhere in the Annual Report on Form 10-KSB and the consolidated financial statements, contain or are based on projections of the timing and amount of new orders, sales, gross margin, operating expenses, the realization of assets and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended.

     Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are to the knowledge and in the judgment of the management of the Company, expected to prove true and to come to pass, management is not able to predict the future with certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted herein. In addition, the forward-looking statements herein are based on management's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

     In particular, the Company believes that the factors described elsewhere herein the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as well as the following factors could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.

     The Company has a history of operating losses, with an accumulated deficit of $30,201,000 at December 31, 1997. Following a restructuring of its business operations and management in the first quarter of 1995, the Company has reported marginal operating profitability. The Company reported income before litigation settlement, interest and income tax of approximately $250,000 in the second half of fiscal 1995; $345,000 for the year ended December 31, 1996; and $592,000 for the year ended December 31, 1997. Although the Company has established a recent trend of operating profitability, the Company expects to report an operating loss in the first quarter of 1998 and there is no assurance that the Company will operate at a profit in the future.

     The Company's results of operations, new order rates and backlog have fluctuated in the past and are likely to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of the completion of contracts, increased competition, changes in the demand for the Company's products, changes in the sales mix of products and general economic conditions. The effects of these factors can have a material impact on quarterly results of operations and cash flow.

     The Company's revenue is dependent, in part, on significant contracts from a limited number of customers.
In the years ended December 31, 1995, 1996 and 1997, approximately 38%, 57% and 65%, respectively, of the Company's consolidated revenue was generated by five or fewer customers. The Company believes that revenue derived from large orders from current and future customers will continue to represent a significant portion of its revenue; however, recent efforts to expand the Company's sales force and broaden its product line are expected to lead to an increase in the Company's customer base. The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business operating results and financial position.

     The purchase of a wireless mobile data communications networking and information system is often a large-scale purchase by the customer and, accordingly, requires the Company to engage in sales efforts over an extended period of time which can range from several months to several years. Further, sales of the Company's mobile data communications networking systems are concentrated in public safety customers whose purchases are generally made under highly competitive public requests for proposal. As a result, the Company will make a considerable investment in a potential contract award with no certainty that the Company's bid will be successful.

     The Company supplies complex wireless mobile data communications systems, which include its own proprietary products and software, as well as products, software and services of other third party suppliers. From time to time, the Company may encounter problems with its products and software or the products and software of third party suppliers. Such problems could result in loss of or delay in market acceptance of the Company's products, contract cost over-runs, or a delay in payments from customers. All of these factors could have a material adverse effect on the Company's business operations and financial position.

     Approximately 75% of the Company's current outstanding shares of common stock are held by a single shareholder, ISA. As a result of its controlling ownership interest in common stock, ISA has the right to nominate and elect a majority of the members of the board of directors, and to approve significant transactions.

     At the present time, the only trading market for the Company's common stock is the United States over-the-counter market. The price per share and trading volume of the Company's common stock is subject to significant volatility in both market price per share and trading volume. Factors such as new product announcements and contract awards by the Company or its competitors; fluctuations in operating results; new order and backlog levels; the terms and conditions of new financing; and general market and economic conditions could have an immediate and significant impact on the market price of shares of common stock.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                        PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the definitive Proxy Statement of the Company to be filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Financial Statements and Exhibits.
                                                        Page
    (1)   Financial Statements:
          Report of Independent Accountants               28

          Consolidated Balance Sheets as of December
            31, 1996 and 1997                             29

          Consolidated Statements of Income (Loss)
            for the Years Ended December 31, 1995,
            1996 and 1997                                 30

          Consolidated Statements of Shareholders'
            Equity (Deficit) for the Years Ended
            December 31, 1995, 1996 and 1997              31

          Consolidated Statements of Cash Flows for
            the Years Ended December 31, 1995,
            1996 and 1997                                 32

          Notes to Consolidated Financial Statements      33

      (2) Financial Statement Schedules:
           II:  Valuation and Qualifying Accounts         45

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

    27.1: Financial Data Schedule as of December 31, 1997
(filed herein).
_____________________

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


                       CODED COMMUNICATIONS CORPORATION
                                (Registrant)



                       s/s  Hugo R. Camou
                            Hugo R. Camou
                            Chief Executive Officer
                            and Director


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                   Title                     Date

/s/Hugo R. Camou    Chief Executive Officer   March 24, 1998
   Hugo R. Camou    and Director

/s/ John Wiggins    President and Director    March 24, 1998
    John Wiggins

/s/ Fernando Pliego Executive Vice President  March 24, 1998
    Fernando Pliego Finance

/s/ Steven E. Borgardt Vice President Finance March 24, 1998
    Steven E. Borgardt  and Chief Financial
                        Officer (Chief
                          Accounting Officer)

                        Director
    Fernando Molina

/s/ Miguel Vildosola   Director               March 24, 1998
    Miguel Vildosola


                  REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders of
   Coded Communications Corporation

We have audited the consolidated financial statements and financial statement schedule of Coded Communications Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's liquidity has been adversely affected by losses from operations. In addition, continuation of operations is dependent upon the availability of additional capital and the Company's ability to generate increased
revenues and satisfactory margins on sales.   These
issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                  /s/  COOPERS & LYBRAND L.L.P.






San Diego, California
February 27, 1998








      CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                                  1996            1997
ASSETS
Current assets:
  Cash and cash equivalents                 $   963,000     $  351,000
  Restricted cash                                 --           200,000
  Accounts receivable.                        1,776,000      2,174,000
  Unbilled costs and earnings on contracts      180,000           --
  Inventories                                 1,480,000      1,475,000
  Prepaids and other assets                     206,000        420,000
          Total current assets                 ,605,000      4,620,000

Property and equipment, net (Note 5)            730,000        689,000
Other assets                                    186,000           --

                                           $  5,521,000    $ 5,309,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt (Note 6)         $   1,441,000   $   613,000
  Accounts payable                               979,000       810,000
  Accrued payroll and related benefits           489,000       425,000
  Deferred revenue and customer payments         748,000       773,000
  Accrued loss on litigation (Note 12)             --          556,000
  Other accrued liabilities                    1,416,000       929,000
          Total current liabilities            5,073,000     4,106,000

Long-term debt, net of current portion (Note 6)    --          600,000
Commitments and contingencies (Notes 1, 2 and 10)  --             --

Shareholders' equity  (Note 9):
  Preferred stock, liquidation preference
  $5,478,000 in 1996 and $5,367,000 in 1997        1,000         1,000
  Common stock, $.01 par value; 75,699,812
  and 76,568,112 shares issued and outstanding
  in 1996 and 1997, respectively                 757,000       765,000
  Additional paid-in capital                  29,929,000    30,038,000
  Accumulated deficit                        (30,239,000)  (30,201,000)
     Total shareholders' equity                  448,000       603,000

                                             $ 5,521,000  $  5,309,000


The accompanying notes are an integral part of the consolidated financial statements.


             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                               Years Ended December 31,
                                         1995           1996          1997
Net sales                        $ 10,171,000     $ 11,310,000    $ 13,271,000
Cost of sales                       7,383,000        6,248,000       7,338,000

Gross margin                        2,788,000        5,062,000       5,933,000

Operating expense:
  Selling and administrative
    expense                         3,397,000        2,946,000      4,057,000
  Research and development expense  1,079,000        1,771,000      1,284,000
  Litigation settlement                --                --           516,000

Total operating expense             4,476,000        4,717,000      5,857,000

Operating income (loss)            (1,688,000)         345,000         76,000

Interest expense                      775,000          524,000         79,000
Interest and other income              (3,000)         (16,000)       (52,000)
Provision for income taxes             24,000           24,000         24,000

Income (loss) before
  extraordinary item               (2,484,000)        (187,000)       25,000

Extraordinary gain from
  extinguishment of debt            1,367,000          995,000        13,000

Net income (loss)                 $(1,117,000)    $    808,000    $   38,000

Basic earnings per common
 share (Note 13):
  Income (loss) before
    extraordinary items           $     (.17)     $      --       $    --

  Extraordinary items, net               .10               .02         --
     Net income (loss)            $     (.07)     $        .02    $    --

Diluted earnings per common
  share (Note 13):
  Income (loss) before
    extraordinary items           $     (.17)     $     --        $    --

   Extraordinary items, net              .10               .02         --
     Net income (loss)            $     (.07)     $        .02    $    --


The accompanying notes are an integral part of the consolidated financial statements.

   CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                Total
                               Common Stock     Preferred Stock   Additional    Accumulated  Shareholders'
                            Shares     Par Value   Par Value    Paid-in Capital   Deficit  Equity(Deficit)


Balances, December 31,
 1994.                    12,538,324  $ 125,000      ---       $22,191,000   $ (29,930,000)   $(7,614,000)

Conversion of 13.5%
 debentures. .........     1,319,997     13,000      ---           977,000         ---            990,000
Issuance of common
  stock for services....     707,880      8,000      ---           162,000         ---            170,000
Net loss for year.            ---          ---       ---             ---       (1,117,000)     (1,117,000)

Balances, December
  31, 1995                14,566,201    146,000      ---        23,330,000    (31,047,000)     (7,571,000)

Issuance of common stock
  for services               244,000      2,000      ---            46,000         ---             48,000
Issuance of Series A
  preferred stock in
  exchange for debt           ---          ---       ---           800,000         ---            800,000
Issuance of Series B
  preferred stock in
  exchange for debt           ---          ---     1,000         4,799,000         ---          4,800,000
Conversion of Series B
  preferred stock to
  common stock...           200,006       2,000      ---            (2,000)        ---             ---
Issuance of common stock
  in exchange for accrued
  interest................  273,585       3,000      ---           130,000         ---            133,000
Issuance of common stock
  for cash and other
  consideration..........60,416,020     604,000      ---           826,000         ---          1,430,000
Net income for year.         ---          ---        ---             ---         808,000          808,000

Balances, December 31,
  1996.........     .....75,699,812     757,000     1,000       29,929,000   (30,239,000)         448,000

Issuance of common stock
  for services.....         225,000       2,000      ---            41,000         ---             43,000
Issuance of common stock
  for cash........          310,000       3,000      ---            71,000         ---             74,000
Conversion of Series A
  preferred stock to
  common stock              333,300       3,000      ---            (3,000)        ---              ---
Net income for year.        .---           ---       ---              ---         38,000           38,000

Balances, December 31,
  1997....   ............76,568,112   $ 765,000   $ 1,000      $30,038,000  $(30,201,000)      $  603,000

The accompanying notes are an integral part of the consolidated financial statements.

  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31,
                                             1995            1996          1997
Cash flows from operating activities:
  Net income (loss)                       $ (1,117,000)    $  808,000    $  38,000
  Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
      Extraordinary items, net              (1,367,000)      (995,000)    (13,000)
      Depreciation and amortization            495,000        367,000     363,000
      Other                                    296,000         93,000     124,000
                                            (1,693,000)       273,000     512,000
  Change in assets and liabilities,
  net of effects of non-cash transactions:
      Restricted cash                           --              --       (200,000)
      Accounts receivable                      482,000         81,000    (420,000)
      Unbilled costs and earnings
        on contracts                           410,000        637,000     180,000
      Inventories                              381,000         60,000       5,000
      Other current and long-term assets       182,000        158,000     (87,000)
      Accounts payable                         450,000       (400,000)   (169,000)
      Accrued loss on litigation                  --            --        556,000
      Reserve for restructuring               (960,000)       138,000    (142,000)
      Accrued and other liabilities            (23,000)      (550,000)   (371,000)

        Net cash provided (used) by
         operating activities                 (771,000)       397,000    (136,000)

Cash flows from investing activities:
        Additions to property and equipment   (159,000)      (276,000)   (322,000)

        Net cash used by investing activities (159,000)      (276,000)   (322,000)

Cash flows from financing activities:
  Issuance of common stock for cash               --        1,430,000      74,000
  Additions to debt                          1,050,000         12,000     613,000
  Payments on debt, including capital leases  (379,000)      (801,000)   (841,000)

     Net cash provided (used) by
       financing activities                    671,000        641,000    (154,000)

Net increase (decrease) in cash and
   cash equivalents                           (259,000)       762,000    (612,000)
Cash and cash equivalents, beginning
  of year                                      460,000        201,000     963,000

Cash and cash equivalents, end of year     $   201,000     $  963,000  $  351,000

Supplemental cash flow information:
  Cash paid for interest                   $   144,000     $  160,000  $   25,000
  Cash paid for income taxes                    16,000         20,000       8,000

 The accompanying notes are an integral part of the consolidated Financial statements.


   CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     The Company and Summary of Significant Accounting
Policies:

      Company Operations Coded Communications Corporation and its wholly-owned subsidiaries (the "Company") develop, manufacture and market wireless digital receiving and processing equipment, and mobile network software and systems for use in two primary markets: mobile data communications and aerospace telemetry. The Company's products employ similar technologies and techniques to receive and process digitized information transmitted over conventional voice radio channels and satellite communications links. The Company's mobile data communications products and systems are marketed to small and large operators of vehicle fleets and include public safety, emergency medical services, utility and service fleets. The Company's aerospace telemetry products and systems are marketed to the United States and foreign governments and agencies and to defense prime contractors for use in research, development, test and evaluation programs for aircraft, space and weapons systems.

     In 1996, ISA Investments Corporation ("ISA") acquired 57,272,767 shares or approximately 76% of the then outstanding shares of common stock of the Company. ISA is majority controlled subsidiary of ISA Corporativo, S.A. de C.V. ("ISA Corporativo"). ISA Corporativo is majority owned by Mr. Hugo R. Camou and his immediate family. As a result of its common stock ownership interest and its ability to nominate and elect a majority of the members of the Company's board of directors, the Company is considered to be controlled by ISA.

     Basis of Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation - The consolidated financial statements include the accounts of Coded
Communications Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Accounts Receivable. The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of December 31, 1996 and 1997, the Company's reserve for doubtful accounts was $208,000 and $186,000, respectively.

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

                                        December 31,
                                    1996            1997
     Raw materials and supplies.. $  475,000    $  497,000
     Work-in-process.........      1,163,000     1,098,000
     Finished goods....................7,000        44,000
     Less progress billings.........(165,000)     (164,000)
                                  $1,480,000    $1,475,000

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

     In 1997, non-cash financing activities included the issuance of 225,000 shares of common stock in exchange for services valued at $43,000.

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

     Restricted Cash. The Company, under the terms of a loan agreement with a bank, has agreed to maintain a certificate of deposit in the amount of $200,000 as collateral. At December 31, 1997, such cash amount is restricted for that purpose.

     Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and related
Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock.

     Basic Earnings Per Share Available to Common
Shareholders. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders, adjusted for any cumulative dividends on preferred stock earned during the year, by the weighted average number of common shares outstanding for the period. Diluted EPS, is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), convertible debt and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS 128. See Note 13 "Earnings Per Share."

     Recent Accounting Pronouncements. During 1997, the Financial Accounting Standards board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures of an Enterprise and Related Information ("SFAS 131"). These accounting standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components.
SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The adoption of these Statements is expected to have no material impact on the Company's consolidated financial statements.

     Reclassification. Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified and restated to conform with the current year presentation.


  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     Management's Plan for Future Operations and
Financing:

     Prior to the Company's reorganization of its business operations and management in the first quarter of 1995, the Company had operated at a loss since its inception. In addition, the Company had accumulated a significant shareholders' deficit and liabilities.

     Following the restructuring of the Company's operations and management in the first quarter of 1995, operating expenses were reduced and gross margin on sales increased. As a result, the Company achieved operating profits before litigation settlement, interest expense and income taxes of $250,000 in the second half of 1995, and $345,000 and $592,000 for the years ended December 31, 1996 and 1997, respectively. However, the Company operates in markets that are emerging, volatile and highly competitive. Moreover, the Company's orders are typically concentrated in large contracts with a long sales cycle derived from a small base of customers. As a result, new orders, sales levels and operating profitability, if any, can and will fluctuate on a quarter-by-quarter basis. Although the Company believes the recent trend of annual operating profitability will continue in 1998, based on current information, the Company expects to report a loss from operations in the first quarter of 1998. There is no assurance that the Company will operate at a profit in the future.

     Financing will be required to support working capital and operations in 1998. The Company believes that additional financing, in the form of short-term and long-term debt, preferred and common stock, or a combination of debt and equity will be available in 1998 under terms and conditions that are acceptable to the Company. Additional capital in 1998 is likely to be provided or arranged by the Company's controlling shareholder, ISA.

3.     Extraordinary Gain on Extinguishment of Debt:

     As more fully discussed in Note 6 "Debt and Credit Lines", in 1995, 1996 and 1997 agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in gains, net of related expense, of $1,367,000 in 1995, $995,000 in 1996 and $13,000 in 1997. The gains on extinguishment of debt are reflected as an extraordinary
item in the accompanying consolidated financial statements.

4.     Investment and Restructuring of Debt:

     In September 1996, the Company completed a series of transactions which resulted in ISA acquiring a 76% common stock ownership interest in the then outstanding shares of the Company's common stock; and the restructuring of the Company's $6,600,000 in secured debt. See Note 1 "The
Company and Summary of Significant Accounts Policies."

     ISA acquired its 57,272,767 shares or 76% common stock ownership interest for, among other things, cash payments totaling $1,400,000 and an ISA guarantee of not less then $10,000,000 in orders for mobile data communications products from its customers in Mexico and Latin America, over an eighteen month period. Prior to its investment in the Company, ISA was a distributor of the Company's mobile data communications products in Mexico. As a condition of its agreement with the Company, ISA was required to deposit in a third party escrow account 24,000,000 shares of the Company's common stock to secure its guarantee of $10,000,000 in product orders. In the event ISA placed less than $10,000,000 in product orders over the eighteen month period, then a portion of the escrowed shares were to be canceled and returned to the Company. In 1997, ISA met its obligation to place not less than $10,000,000 in product orders over an eighteen month period and all of the escrowed shares are to be released to ISA.

CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In connection with the ISA investment in the Company in 1996, holders of the Company's senior secured $1,800,000 principal amount Bridge Loan canceled their debt in exchange for a cash payment of $400,000; the issuance of 8,000 shares of the Company's Series A preferred stock (with a liquidation preference of $800,000); and the issuance of new $600,000 principal amount, 6% Term Notes. The 6% Term Notes are convertible, at the option of the holders, into 2,400,000 shares of common stock and are collateralized by a security interest in the Company's assets. In addition, the holder of the Company's secured $4,000,000 principal amount, 12% Convertible Debentures ("12% Debentures") converted the 12% Debentures and accrued interest of approximately $800,000 into a new seven year, $4,800,000 principal amount 6% Convertible Debenture (the "6% Debenture"). The 6% Debenture was subsequently converted in December 1996 into 48,000 shares of the Company's Series B preferred stock, with a liquidation value of $4,800,000.
The Series B preferred stock is convertible into approximately 7,837,000 shares of the Company's common stock. All of the shares of Series B preferred stock are held by Renaissance Capital Partners, II, Ltd., an investment partnership based in Dallas, Texas.

5   Property and Equipment:

     Property and equipment consisted of:
                                                 December 31,
                                             1996             1997
     Manufacturing, test and
      demonstration equipment              $ 2,272,000     $ 2,452,000
     Leaseholds, office and other
      equipment                              1,559,000       1,699,000
     Capitalized designs and tooling           125,000         125,000
     Equipment under capitalized leases         13,000          13,000
                                             3,969,000       4,289,000
     Less accumulated depreciation
       and amortization                     (3,239,000)     (3,600,000)
                                           $   730,000     $   689,000

6.  Debt and Credit Lines:

     Debt and credit lines consisted of:            December 31,
                                                1996           1997
     Revolving credit line with bank,
      due January 1999                      $    --         $  600,000
     Note with bank, due May 1998                --             13,000
     6% Term Notes, due March 1999             600,000         600,000
     Creditors' Notes, non-interest bearing    837,000           --
     Installment notes, interest
      rates up to 16%                            4,000           --
                                             1,441,000       1,213,000
     Less amount due within one year        (1,441,000)       (613,000)
     Long-term debt, due after one year     $    --        $   600,000

     In December 1997, the Company entered into revolving credit line and note agreements with a bank which were subsequently modified in March 1998, under which the Company can borrow, on the revolving credit line, up to the lesser of $1,000,000, or 80% of eligible accounts receivables, as defined. The revolving credit line matures January 1, 1999 and may be extended solely at the bank's option. Interest on the revolving credit line is at the bank's referenced rate plus 2.5% percent (reference rate plus 0.5%, or 9% at December 31, 1997) and is payable monthly. The revolving credit line is collateralized by a $200,000 certificate of deposit and a senior security interest in all of the Company's assets.

CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The revolving credit line and revolving note agreements require the Company to meet certain financial covenants on a quarterly basis. At December 31, 1997, the Company did not meet the financial covenants for minimum tangible effective net worth and debt coverage ratios, as defined. As of December 31, 1997 and March 24, 1998, the bank has not waived compliance with the financial covenants; however, the bank has agreed to continue to advance loans under the revolving credit line. In the event the Company does not meet these or other loan covenants in the future, the bank may call all of its debt for repayment and additional financing would be required to retire the bank debt.

The revolving credit line is classified as of current liability in the consolidated financial statements.

     The 6% Term Notes were originally due in September
1997. Prior to the maturity date, the holders of the notes extended the maturity date to March 1, 1999. Interest on the 6% Term Notes is payable quarterly, and the notes are collateralized by a subordinated security interest in the assets of the Company. The 6% Term Notes are convertible into shares of the Company's common stock at a per share price of $.25 (an aggregate of 2,400,000 shares of common stock).

    In 1995, the Company engaged the San Diego Wholesale Credit Association to assist in the formation of an unsecured creditors' committee and an out-of-court composition plan (the "Creditor Plan") for the settlement of unsecured creditors' claims. Under the Creditor Plan implemented by the Company in September 1995, certain unsecured creditors accepted 50% of their credit claims in full settlement of their claims (the "settlement value"), with quarterly repayments beginning September 30, 1995 at a fixed rate of 5% of the settlement value with the remaining balance of the settlement value due December 31, 1997. At December 31, 1995 and 1996, the balance of the non-interest bearing Creditors' Note was $1,394,000 and $837,000, respectively. The Creditors' Note was repaid in full in December 1997.

7.     Income Taxes:

     The provision for income taxes consisted of the
following:
                              Year Ended December 31,
                         1995          1996         1997
      Current          $ 24,000      $ 24,000     $ 24,000
      Deferred             --           --           --
                       $ 24,000      $ 24,000     $ 24,000

     A reconciliation of the statutory federal income tax and the Company's pretax income or loss (including extraordinary gain) with the Company's reported income tax expense is as follows:

                                     Year Ended December 31,
                                    1995      1996      1997
    Federal statutory rate.        (34.0)%    34.0%    34.0%
    State income taxes, net
     of federal tax benefits       ..1.5       1.9     35.5
    Income tax benefits not
     recognized (recognized) for
     financial statement purposes.. 33.7     (33.0)   (30.8)

                                     1.2%      2.9%    38.7%

  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The major components of deferred tax assets consisted of the following:

                                     1996           1997
  Deferred tax assets:
    Net operating losses and
      tax credit carryforward   $ 10,422,000   $ 10,300,000
    Reserves not currently
      deductible                     671,000        120,000
                                  11,093,000     10,420,000
    Valuation allowance          (11,093,000)   (10,420,000)
    Net deferred tax assets     $     --       $      --

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

     At December 31, 1997, the Company had estimated net operating loss carryforwards for federal tax purposes of approximately $28,800,000 and tax credit carryforwards of $518,000, which expire in the years 1998 through 2011. The realization of these loss carryforwards and tax credits are dependent upon the Company generating sufficient future taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Because of the Company's history of operating losses, there is no assurance that any amount of the net operating loss carryforwards and tax credits will be realized.

     The Internal Revenue Code (the "Code") limits the availability of income tax net operating losses and certain tax credits that arose prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. The Company's use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent "ownership changes" in 1993 and 1996. In each year following the changes, the Company will be able to offset taxable income by a limited amount of the pre-ownership change carryforwards. Net operating losses and tax credits that are unavailable in any year as a consequence of this limitation may be carried forward for future use subject to the restrictions of the Code.

8.     Related Party Transactions:

     In 1996 and 1997, third party customers of ISA placed new orders for mobile data communications products of approximately $5,346,000 and $5,000,000, respectively. The Company believes the terms and conditions of these orders are consistent with the terms and conditions of similar orders accepted by the Company from third party customers in the United States. In addition, sales to ISA customers in Mexico in 1996 and 1997 were approximately $4,141,000 and $5,663,000, respectively, and at December 31, 1996 and 1997 there was $584,000 and $525,000, respectively, in accounts receivable due from ISA. See Note 11 "Product Lines and Major Customers."

     In 1995, two independent directors each received
100,000 shares of the Company's common stock for services.
The shares of common stock were valued at an aggregate of $52,000. The independent directors received no other direct compensation for their services, except for the reimbursement of expenses incurred to attend Board of Director meetings. Both independent directors resigned their positions in 1996.

  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.     Common and Preferred Stock:

     The Company is authorized 100,000,000 shares of $.01 par value common stock. In 1996, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation authorizing 2,000,000 shares of $.01 par value preferred stock. At December 31, 1997, the Board of Directors had designated Series A and Series B preferred stock.

     On September 27, 1996, the Company issued 8,000 shares of $.01 par value convertible Series A preferred stock in exchange for the settlement of debt. Each share of Series A preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $8.00 per share, when and as declared by the Board of Directors. Dividends on the Series A preferred stock have preference over any distributions to the holders of the Series B preferred stock and common stock. Undeclared cumulative dividends on Series A preferred stock were approximately $55,000 at December 31, 1997. Each share of the Series A preferred stock is convertible into 300 shares of common stock, subject to certain anti-dilution provision (2,066,700 shares of common stock at December 31, 1997), and the Series A preferred stock has a liquidation preference of $100.00 per share over any distributions to holders of common stock and Series B preferred stock. Holders of the Series A preferred stock have votes per share equivalent to the number of shares of common stock to which the Series A preferred stock may be converted, and such votes are combined with the votes of common and Series B stockholders and voted as a single class. At December 31, 1996 and 1997, there were 8,000 and 6,889 shares, respectively, of Series A preferred stock outstanding with an aggregate liquidation preference value of $800,000 and $689,000, respectively.

     On December 20, 1996, the Company issued 48,000 shares of $.01 par value convertible Series B preferred stock in
exchange for debt.   Each share of Series B preferred stock
is convertible into 163.27 shares of common stock (7,636,954 shares of common stock at December 31, 1997) subject to certain anti-dilution provision, and each share of Series B preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $6.00 per share, when and as declared by the Board of Directors. Dividends on the Series B preferred stock have preference over distributions to common stockholders and are junior to any distributions to Series A preferred stockholders. Undeclared cumulative dividends on Series B preferred stock were $281,300 at December 31, 1997. The holder of the Series B preferred stock has votes per share equivalent to the number of shares of common stock to which the Series B preferred stock may be converted, and such votes are combined with the votes of common and Series A stockholders and voted as a single class. At December 31, 1996 and 1997, there were 46,775 shares of Series B preferred stock outstanding with an aggregate liquidation preference value of
$4,678,000.

     In 1997, the Company issued 225,000 shares of common stock in exchange for services valued at $43,000, and 310,000 shares of common stock valued at $74,000 for the exercise of stock options. The value of the services was charged to expense in 1997. In addition, 1,111 shares of Series A preferred stock were converted into 333,300 shares of common stock.

     In 1996, in connection with the ISA investment and the restructuring of debt, 60,272,767 shares of common stock were issued for a value of $1,400,000. See Note 4
"Investment and Restructuring of Debt." In addition, in 1996 the Company issued 517,585 shares of common stock in exchange for services and accrued interest valued at $181,000 and issued 143,250 shares of common stock for $30,000 in cash upon the exercise of outstanding employee stock options. The value of the services and interest was charged to expense in 1996.

     In 1995, the Company issued 1,319,997 shares of common stock in exchange for $990,000 principal amount, 13.5%
Debentures and issued 707,880 shares of common stock in exchange for services valued at $170,000. The value of the services was charged to expense in 1995.

 CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Under the Company's 1992 Incentive and Non-Qualified
Stock Option Plan (the "1992 Option Plan"), as amended on
September 19, 1996, options to purchase an aggregate of 13,250,000 common shares may be granted to directors, officers and employees. Options under the 1992 Option Plan are granted at a price not less than 75% of the fair market value of a common share at the date of grant, and the right to exercise the option generally vests over such periods as determined by the Board of Directors, but generally over a period of six months to three years, and expires in five years. As of December 31, 1997, options to purchase 11,162,300 shares had been granted under the 1992
Option Plan.

     The following table summarizes stock option transactions for the three years ended December 31, 1997:

                                                   Weighted
                                            Number         Average Price
                                          of  Shares         Per Share
   Balance, as of December 31, 1994         1,054,288          $ 2.18
     Granted                                2,953,000          $  .32
     Canceled                                (764,373)         $ 2.45
   Balance, as of December 31, 1995         3,242,915          $  .49
     Granted                                7,542,500          $  .30
     Exercised                               (143,250)         $  .20
     Canceled                              (2,067,165)         $  .51
   Balance, as of December 31, 1996         8,575,000          $  .29
     Granted                                3,405,000          $  .33
     Exercised                               (110,000)         $  .21
     Canceled                                (707,700)         $  .31
   Balance, as of December 31, 1997        11,162,300          $  .30

     The weighted average life of options outstanding at December 31, 1997 was 37 months. At December 31, 1997, options for 3,919,016 shares were exercisable at prices ranging from $.20 to $.40 per share, and 1,834,450 shares were available for future grant.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Had compensation costs for the Company's stock option plan been determined based on the fair-value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, net income (loss) and net income
(loss) per common share would have been adjusted to the pro forma amounts indicated below:

                             Year Ended December 31,
                             1995        1996       1997
  Net income (loss):
    As reported          $(1,117,000)  $ 808,000  $ 38,000
    Pro forma             (1,165,000)    376,000   (18,000)

  Net income (loss)
   per basic and diluted
   common share:
    As reported          $       .07   $     .02  $   --
    Pro forma                    .07         .01      --

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: dividend yield of 0%; expected volatility ranging from 61% to 77%; risk-free interest rates ranging from 5.1% to 6.6%; and expected lives of 2 to 4 years.


CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At December 31, 1997 the Company had reserved
25,100,404 common shares for issuance of 12,996,750 shares under employee stock options; 9,703,654 common shares for issuance upon the conversion of Series A and Series B preferred stock into common stock; and 2,400,000 common shares for issuance upon the conversion of 6% Term Notes into common stock.

10.    Commitments and Employee Savings Plan:

        The Company leases its Carlsbad, California administrative and manufacturing facility under a non-cancelable operating lease expiring in October 1998. The minimum annual lease payments under this lease are approximately $172,000 in 1998. In addition, the Company leases an office in Florida under a lease cancelable in January 1999. The minimum annual lease payments under this lease in 1998 are approximately $38,000 per year.

       In 1997, the Company entered into a non-cancelable operating lease for a new 45,000 square foot headquarters and operations facility located in Carlsbad, California.
The basic terms of the lease expires in 2007, and requires annual minimum lease payments in the first year of approximately $451,000, with 4% per year annual increases in lease payments thereafter. The Company expects to relocate to the new facility in May 1998.

        Annual future minimum lease payments, which include
$6,000 for the potential exercise of a cancelable option,
are as follows:
                             Years Ending December 31,
                              1998       $   454,000
                              1999           468,000
                              2000           481,000
                              2001           500,000
                              2002           520,000

       Total rent expense, including month-to-month equipment rentals, was $448,000, $194,000 and $246,000, respectively, for the years ended December 31, 1995, 1996 and 1997.

       The Company entered into employment agreements in 1996 and 1997 with executive officers. These agreements cover a term of three years. Base salaries vary under the individual agreements and provide for annual incentive bonuses under a plan approved by the Board of Directors.
The agreements also contain severance provisions in the event that the Company terminates the employment of the executive officers without cause and under certain defined circumstance, if the executive officer terminates employment. In February 1998, the Company's chief executive officer and president resigned. Under a negotiated separation and release agreement, the former officer was paid $225,000 in February 1998. This payment will be charged to expense in the first quarter of 1998.

       The Company maintains a 401(k) Savings Plan covering substantially all full time employees. Plan participants may contribute up to 15 percent of their eligible compensation to the plan. The Company made elective matching contributions to the Plan of $13,000 and $46,000, respectively, in 1996 and 1997. The Company did not make an elective matching contribution to the plan in 1995.


  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Product Lines and Major Customers:

        The Company operates in a single business segment engaged in the design, manufacture and marketing of a wide range of digital receiving and processing equipment for use in two markets, wireless mobile data communications and aerospace telemetry. Net sales of wireless mobile data communications and aerospace telemetry products and services for the three years ended December 31, 1997 were as follows:

                                    1995          1996          1997
  Mobile data communications     $ 6,676,000   $ 7,880,000   $  9,529,000
  Aerospace telemetry              3,495,000     3,430,000      3,742,000
  VSAT earthstations                   --           --             --
                                 $10,171,000   $11,310,000   $ 13,271,000

      In 1995, sales to three customers represented 10%, 11% and 25%, respectively, of mobile data communications product sales. Included in mobile data communications sales in 1995 is $394,000 in revenue recognized from the licensing of manufacturing rights of the Company's MPT 1327 modem. The MPT 1327 modem is marketed primarily in the United Kingdom. In 1996, sales of mobile data communications products to two customers in Mexico represented approximately 53% of mobile data communications sales. In 1997, customers in Mexico represented 59% of mobile data communications sales, and one other customer represented 11% of mobile data product sales.

       In 1995, two customers each represented 12% of aerospace telemetry sales. In 1996, two customers represented 17% and 14%, respectively, of aerospace telemetry sales. In 1997, three customers represented 25%, 19% and 18%, respectively, of aerospace telemetry sales. Export sales of aerospace telemetry products represented 18%, 12% and 3% of total aerospace telemetry sales in 1995, 1996 and 1997, respectively. Direct sales of aerospace telemetry products to the United States government and its agencies represented 8%, 18% and 19% of aerospace telemetry sales in 1995, 1996 and 1997, respectively.

12.   Litigation Loss:

        In March 1995, the Company and its wholly-owned subsidiary ComViSat, Inc. were named as defendants in a suit brought in Superior Court, San Diego County, by the two founders of ComViSat, Inc. for, among other claims, wrongful termination of employment of the two plaintiffs in January 1995 and alleged breach of duty of good faith, fraud and defamation in connection with the Company's acquisition of ComViSat, Inc. in 1994. In May 1995, the Company filed an answer with the Superior Court denying all allegations and filed a cross-complaint against the two plaintiffs alleging, among other things, breach of contract and the implied covenant of good faith and fair dealing, breach of the duty of loyalty, fraud and intentional interference with contractual relationships.

        The parties agreed to binding arbitration in 1996, and the plaintiffs' complaint and the Company's cross-complaint were dismissed. An arbitration hearing was concluded on February 1, 1998. On February 24, 1998, the arbitrator ruled the Company did not have the right to terminate the employment contracts of the plaintiffs in 1995 for the failure to meet established financial performance targets, and awarded plaintiffs damages of approximately $431,000 and legal fees of $125,000. The damages awarded to plaintiffs were approximately equivalent to the salary and benefits payable under the unexpired term of their employment agreements. The Company recorded an expense from litigation settlement, net of reserves, of $516,000 in the fourth quarter of 1997.

CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    Earnings Per Share (EPS):

       In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                              Year Ended December 31,
                                      1995            1996            1997
Basic Earnings Per Share:
  Numerator:
    Income (loss) before
     extraordinary gain          $ (2,484,000)    $   (187,000)     $    25,000
    Less preferred stock
     dividends                        --               (27,000)        (336,000)

    Income (loss) available to
      common shareholders         (2,484,000)         (214,000)        (311,000)
    Extraordinary gain             1,367,000           995,000           13,000

    Net income (loss) available
     to common shareholders     $ (1,117,000)     $    781,000      $  (298,000)

  Denominator:
    Average common shares
      outstanding                 14,244,000        44,309,000       76,151,000

Diluted Earnings Per Share:
  Numerator:
   Income (loss) before
     extraordinary gain         $ (2,484,000)     $   (187,000)     $    25,000
   Add interest expense              --                 33,000           33,000

   Income (loss) available
    to common shareholders        (2,484,000)         (154,000)          58,000
   Extraordinary gain              1,367,000           995,000           13,000

   Net income (loss) available
     to common shareholders     $ (1,117,000)     $    841,000      $    71,000

   Denominator:
    Denominator - Basic EPS       14,244,000        44,309,000       76,151,000

    Effect of dilutive securities:
      Convertible preferred stock     --               926,000        9,926,000
      Convertible debt                --             2,400,000        2,400,000
      Common stock options            --               582,000          733,000

                                  14,244,000        48,217,000       89,210,000

                              _______________________




  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                    Charged
                    Beginning    (Credited) To                  Account      Ending
   Description       Balance       Expense    Reclassification  Write-Off    Balance
Allowance for doubtful accounts:

 Year Ended 1997     $ 208,000   $ (8,000)     $     --        $ (14,000)  $ 186,000

 Year Ended 1996     $ 237,000   $  4,000      $     --        $ (33,000)  $ 208,000

 Year Ended 1995     $ 110,000   $ 50,000      $   77,000      $    --     $ 237,000

                                        Charged         Inventory
                      Beginning      (Credited) To      Write-Off          Ending
     Description       Balance          Expense      Reclassification      Balance

Inventory reserves:
 Year Ended 1997      $ 687,000       $ 128,000        $(293,000)         $ 522,000

 Year Ended 1996      $ 754,000       $ 122,000        $(189,000)         $ 687,000

 Year Ended 1995      $ 610,000       $ 118,000        $  26,000          $ 754,000

                                       Charged
                      Beginning     (Credited) To         Charged          Ending
     Description       Balance         Expense           to Reserve       Balance

Restructuring reserves:
 Year Ended 1997       $  157,000     $(102,000)          $   (40,000)    $  15,000

 Year Ended 1996       $  295,000     $   --              $  (138,000)    $ 157,000

 Year Ended 1995       $1,359,000     $   --              $(1,064,000)    $ 295,000