Form 10KSB/A
period 1997-12-31
CODED COMMUNICATIONS CORP /DE/
filed 1998-04-30
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                         FORM 10-KSB/A
                        Amendment No. 1
(Mark One)

[x]   Annual Report Under Section 13 or 15(d) of The Securities Exchange
      Act of 1934

      For the fiscal year ended December 31, 1997

OR

[  ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

   For the transition period from                  to

                      Commission file number 0-17574

                    CODED COMMUNICATIONS CORPORATION
               (Name of Small Business Issuer in Its Charter)

           Delaware                             33-0580412
(State or Other Jurisdiction of         )    (I.R.S. Employer
Incorporation or Organization               Identification No.)


    1939 Palomar Oaks Way, Carlsbad, California           92009
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




                          EXPLANATORY NOTE



This amendment No. 1 to Form 10-KSB is being filed by the registrant for information required by Part III, Items 9, 10, 11 and 12. This information, initially incorporated by reference in the registrant's Form 10-KSB for the year ended December 31, 1997, is filed by amendment because registrant's definitive proxy statement will not be filed within 120 days of the registrant's year end. This Form 10-KSB/A amends Part III of the Company's original Form 10-KSB filing only, and all other portions of the Company's original 10-KSB filing remains in effect.








                    CODED COMMUNICATIONS CORPORATION
                   1997 FORM 10-KSB/A-1 ANNUAL REPORT

                          TABLE OF CONTENTS







Item  9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act...........   1

Item 10.   Executive Compensation......................................   3

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   6

Item 12.   Certain Relationships and Related Transactions..............   7



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set out below are the names of, and certain information with respect to, the
Directors all of whom are also nominees, and Executive Officers of the
Company.
    Name                       Age      Position Held With Company

Directors and Nominees:
  Hugo R. Camou (1) (2) (3)    41       Chief Executive
                                           Officer and Chairman of the Board

  John Wiggins                 46       President, Chief Operating Officer
                                           and Director

  Fernando Molina (1) (3)      57       Director

  Miguel Vildosola (2)         33       Director

Executive Officers:
  Fernando Pliego              57       Executive Vice President Finance

  Steven Borgardt              45       Vice President Finance
                                        and Chief Financial Officer

  Richard Carrine              54       Vice President Manufacturing

____________________________

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee
(3)  Member of the Stock Option Committee


Hugo R. Camou was appointed as the Company's Chief Executive Officer on February 17, 1998 and the Chairman of the Board of Directors on September 19, 1996. Mr. Camou is the Chairman of the Board, CEO and controlling
shareholder of ISA Corporativo S.A. de C.V.   Since 1988, Mr. Camou founded
and/or co-founded all of the companies comprising ISA. Mr. Camou holds a degree in mathematics and physics from the Instituto Poletecnico Nacional in Mexico. Prior to founding ISA, Mr. Camou taught computer science and mathematics for undergraduate and graduate university programs in Mexico.

John Wiggins was appointed to the Board of Directors on February 13, 1998 and assumed the additional responsibilities of President on February 17, 1998. John Wiggins joined the Company in April 1994, and was appointed Chief Operating Officer in June 1996. Mr. Wiggins has over 12 years experience in sales and software applications support of mobile data communications systems. Prior to joining the Company in 1994, Mr. Wiggins served in various sales and engineering management positions over a twelve year period with Motorola Inc. Mr. Wiggins holds a Bachelors of Science degree in Computer Science from Knightsbridge University in the U.K.

Fernando Molina has served as a Director of the Company since September 19, 1996. Mr. Molina is the Executive Vice President of Grupo Embotellador Mexicano, S.A. de C.V., the largest Pepsi Cola bottling plant and distributor in Mexico. He also serves on the Board of Directors of Banco Nacional de Mexico and Consorcio Azucarero Escorpion. Mr. Molina is a public accountant with a degree from the ITAM University.

Miguel Vildosola has served as a Director of the Company since September 19, 1996. Mr. Vildolso is the President of Corporacion Digital MV, S.A. de C.V., a data telecommunications services and equipment company located in Mexicali, Mexico. Prior to joining Corporacion Digital, Mr. Vildosola was Manager of Strategic Planning for Kenworth Mexicana. Mr. Vildosola has a Masters degree in Management Information Systems from Instituto Technologico y de Estudios Superiores de Monterrey (ITESM).

Fernando Pliego was appointed Executive Vice President of Finance on February 17, 1998. Mr. Pliego served as a Director of the Company from September 1996 to May 1997. Over the past five years, Mr. Pliego served in various senior management positions with affiliates of ISA Corporativo S.A. de C.V. Mr. Pliego has more than twenty years of experience in telecommunications in Mexico. Mr. Pliego holds a degree in Chemical Engineering from the Universidad Nacional Autonoma de Mexico.

Steven Borgardt was appointed the Company's Vice President Finance and Chief Financial Officer in August 1993. Mr. Borgardt served as a Director of the Company from September 13, 1995 to September 19, 1996. From September 1981 through August 1993, Mr. Borgardt served as the Vice President Finance or Chief Financial Officer for the Company's wholly-owned subsidiary, Decom Systems, Inc. ("Decom"). Mr. Borgardt holds a Bachelor of Science degree in Accounting from San Diego State University and he is a Certified Public Accountant in California.

Richard Carrine was appointed the Company's Vice President Manufacturing in August 1993. Prior to August 1993, he served as Decom's Vice President Manufacturing and Operations and in similar positions since September 1976.

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

Information About The Board of Directors and Committees of the Board

In 1997, the Board of Directors held 6 meetings. No director attended less than 75% of such meetings. Non-employee directors are entitled to receive an annual grant of options to purchase shares of Common Stock under the Company's 1992 Option Plan. Directors who are also officers of the Company or its subsidiaries receive no additional compensation for their services as directors. All directors are reimbursed for their expenses incurred to attend meetings.

The standing committees of the Board of Directors are the Compensation Committee, Audit Committee and Stock Option Committee. The principal duties of the Compensation Committee are to determine and review all compensation of directors and officers of the Company, and to report to the Board of Directors of the Company. The principal duties of the Audit Committee are to advise and assist the Board of Directors in evaluating the performance of the Company's independent auditors, including the scope and adequacy of the auditor's examination, and to review with the auditors the accuracy and completeness of the Company's financial statements and procedures. The principal duty of the Stock Option Committee is to determine grants of stock options under the Company's option plan.

Subsequent to August 1997, non-employee members of the Board of Directors are to receive a fee of $1,000 for every board meeting attended by the director. Messrs. Molina and Vildosola each earned but were not paid $3,000 in meeting fees in 1997. Effective with election to the board in 1998, all, non-employee directors will also receive an annual retainer fee of $5,000.

There were no Compensation Committee meetings held in 1997 and the Audit Committee held one meeting in 1997. All of the members of the Audit Committee attended the meeting. The Stock Option Committee held no formal meetings in 1997, however, options to purchase shares of Common Stock under the 1992 Option Plan were granted from time to time throughout 1997 by the Stock Option Committee.


ITEM 10.   EXECUTIVE COMPENSATION AND BENEFITS

The compensation and benefits program of the Company is designed to attract, retain, and motivate employees to operate and manage the Company for the best interests of its shareholders.

Executive compensation is designed to provide incentives for those senior members of management who are responsible for the Company's goals and achievements. The compensation policy calls for base salaries, with the opportunity for bonuses to reward outstanding performance, and a stock option program.

Summary Compensation Table

The following table and notes show the compensation provided to the Chief
Executive Officer and the other executive officers, who served as such at the end of 1997, and whose annual compensation exceeded $100,000.
                                                                  Long-Term
                                                                 Compensation
                                  Annual  Compensation           Stock Option  All Other
Name and Position             Year  Salary($)  Bonus($) Other($)(1) Shares(#) Compensation ($)(6)
Gary L. Luick..............  .1997   161,532    50,000     ---       3,000,000       ---
Chief Executive Officer
 And President (2)

John A. Robinson, Jr. (3). . .1997   140,083     ---       ---         ---         1,960
President, Decom Systems      1996   134,083   25,000      ---      1,615,000      1,156
                              1995   128,842     ---       ---        215,000       ---

John Wiggins (4)........... ..1997   125,450   25,000    33,800(5)     ---         1,630
Chief Operating Officer       1996   133,450   25,000    16,000(5)  1,500,000        997
                              1995   114,692     ---       ---         15,000       ---

Steven Borgardt............. .1997   125,000   25,000      ---         ---         1,971
Vice President Finance        1996   102,080   25,000      ---      1,005,000        901
 and Chief Financial Officer  1995    95,576     ---       ---        175,000       ---


Richard Carrine............. .1997   110,000   25,000      ---         ---        1,730
 Vice President Manufacturing 1995    93,650   25,000      ---      1,015,000       817
                              1995    91,153     ---       ---        175,000      ---

 ____________________

(1) In the interest of attracting and retaining qualified personnel, the Company provides executive officers with certain other benefits, which may include relocation allowances, automobile allowances, insurance and other benefits. Unless otherwise noted, the cost of providing such personnel benefits did not exceed, as to any individual named above, the lesser of $25,000 or 10% of the total annual salary reported for the executive officer.

(2) Mr. Gary L. Luick was appointed chief executive officer and president on March 3, 1997. Mr. Luick resigned on February 17, 1998. All stock options granted to Mr. Luick were terminated in 1998.

(3) Includes compensation in 1995 as Chief Operating Officer through March 13, 1995; as Chief Executive Officer from March 13, 1995 through March 3, 1997; and as President of Decom subsequent to March 3, 1997.

(4) Includes compensation in 1996 as Chief Operating Officer and
    Vice President Engineering; and in 1995 as Vice President Engineering. Mr. Wiggins was appointed president on February 17, 1998.

(5) Housing allowance for executive officer's relocation to San Diego, California, which is paid to the executive officer on a monthly basis.

(6) Company matching contributions to 401(k) savings plan.


Employment Agreements

In February 1997, the Company entered into an employment agreement with Mr. Gary L. Luick, the Company's chief executive officer and president.
Under the terms of the three year agreement, Mr. Luick was to receive an initial base salary of $200,000 per year and a bonus in 1997 to be not less than $50,000. In the event the employment agreement was terminated by the Company for good cause, as defined in the agreement, Mr. Luick was to receive a severance benefit equal to 25% of his base salary. In the event the employment agreement was terminated by the Company for any reason other than good cause, then Mr. Luick was entitled to receive the greater of
(i) 100% of his annual base salary or (ii) the balance of the obligations payable to Mr. Luick over the remaining term of the contract. In addition, Mr. Luick was granted an option to purchase 3,000,000 shares of common stock under the Company's 1992 Stock Option Plan. The exercise price was $.33 per share or the approximate fair market value per share on the date of grant.
In Febrruary 1998, Mr. Luick resignedas chief executive officer and president, and he was removed from the board of directors by written consent action of the Company's majority shareholders, ISA Investments Corporation. In February 1998, Mr. Luick and the Company entered into a Separation and Release Agreement under which Mr. Luick received a lump sum payment of $225,000, released the Company from any further obligations or claims, and forfeited all rights to vested and unvested employee stock options.

Mr. Robinson entered into a letter agreement with ISA in 1996 pursuant to which ISA has committed to cause the Company to retain the services of Mr. Robinson in an executive position for three years. Mr. Robinson's current base salary is $140,000. Mr. Robinson could be discharged only if he is convicted of a felony. In April 1998, Mr. Robinson resigned as president of Decom. Mr. Robinson is to be paid his monthly salary through September 1999, or the expiration date of his employment agreement.

Messrs. Wiggins, Borgardt and Carrine entered into employment agreements with the Company in 1996 providing initial base salaries of $125,000, $125,000 and $110,000, respectively. The term of each agreement is three years. The agreements provide each officer an opportunity to earn an annual incentive bonus of 30% of base salary, under a plan to be approved annually by the Board of Directors. If the agreements are terminated by the Company without cause or following a change of control, as those terms are defined in the agreements, Messrs. Wiggins, Borgardt and Carrine are to receive the greater of (i) 100% of their annual salary or (ii) the salary payable over the remaining term of their contract. If the agreement is terminated by the executive officer, the executive officer can, under defined circumstances, receive 25% of his then current base salary as a severance benefit. The agreements also provide, on a case by case basis, additional benefits such as paid life insurance, and housing relocation and automobile allowances. The value of these benefits, for any one executive officer, does not exceed 25% of his annual base salary, except that Mr. Wiggins is entitled to receive an annual housing allowance of $33,600. Effective February 17, 1998, Mr.
Wiggins was appointed as the Company's president in addition to his responsibilities as chief operating officer. Mr. Wiggins salary was increased, effective February 17, 1998, to $210,000 per year.


Stock Options Granted During Fiscal Year

There were no stock option grants made to executive officers in the year ended December 31, 1997.

Stock Options Exercised During the Fiscal Year and Year-End Value of Unexercised Options

The following table sets forth information about stock options held by the Company's named executive officers individually, as of December 31, 1997.
                            Aggregated Option Exercises in Last
                            Fiscal Year and FY-End Option Values

                    Shares Acquired     Value          Number of           Value of Unexercised
                       On             Realized     Unexercised Options     In-the Money Options($)
 Name               Exercise ()         ($)      Exercisable Unexercisable Exercisable Unexercisable
Gary L. Luick(1         --             --            --       3,000,000 (1)  $   --     $  --
John A. Robinson, Jr.   --             --            --       1,830,000          --        --
John Wiggins            --             --            --       1,515,000          --        --
Steven Borgardt         --             --            --       1,180,000          --        --
Richard Carrine         --             --            --       1,190,000          --        --

________________

 (1) Mr. Luick resigned in February 1998 and all options to purchase shares of Common Stock were canceled.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's directors, officers and any person holding more than 10% of outstanding shares of Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose in this proxy statement any failure to file these reports on a timely basis. Based solely on a review of the copies of such forms furnished to the Company or written representations from reporting persons, the Company believes that during the period from January 1, 1997 to December 31, 1997, its directors, officers and greater than 10% beneficial owners complied with the Section 16(a) filing requirements, except that Mr. Vildosola filed his Form 3, Initial Statement of Beneficial Ownership of Securities late; and Mr. Camou and ISA Investments Corporation failed to file a Form 4, Statement of Changes in Beneficial Ownership.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to (i) each person who, as of April 24, 1998, is known to the Company to be the beneficial owner of more than 5% of any class of its Common Stock, (ii) each director of the Company and (iii) all directors and executive officers as a group.
                                                Shares of Common Stock   Percent of
Name and Address (6 )     Position With Company    Beneficially Owned      Class
Directors and Executive Officers:
Hugo R. Camou (1)         Chief Executive Officer       54,272,767 (1)        70.9%
                          and Chairman of the Board

John Wiggins. (2)         President, Chief Operating
                          Officer and Director           1,515,000 (2)         1.9%

Fernando Molina           Director                          --                  --%

Miguel Vildosola          Director                       2,375,000 (3)         3.1%

All directors and executive   --                        66,097,657 (4)        80.3%
officers as a group (7 persons)

Other Shareholders:
ISA Investments Corporation                             54,272,767 (1)       70.9%
Orizaba No. 182 Col. Rima
C.P. 06700 Mexico DF (4)

Renaissance Capital Partners II, LTD.                  11,229,316 (5)       11.8%
8080 North Central Expressway
Dallas, Texas  75206 (5)

_________________________

(1) Mr. Camou was appointed chief executive officer on February 17, 1998. Shares include 54,272,767 shares of Common Stock held directly by ISA Investments Corporation. ISA and Mr. Camou and his immediate family are the majority shareholders of ISA Investments Corporation. Mr. Camou is the majority shareholder of ISA.

(2) Mr. Wiggins was appointed president on February 17, 1998. Shares include options to purchase 1,515,000 shares of Common Stock
     exercisable within 60 days of April 24, 1998. 	Mr. Wiggins was
     appointed to the Board of Directors on February 13, 1998.

(3) Shares held by Viga Holdings, Ltd. in which Mr. Vildosola claims a beneficial interest. Mr. Vildosola is the controlling shareholder of Viga Holdings, Ltd.

(4) Shares include options to purchase 5,715,000 shares of Common Stock exercisable within 60 days of April 24, 1998, and 54,272,767 shares of Common Stock beneficially owned by Mr. Camou (See Note 1).

(5) Shares include 1,333,500 shares of Common Stock issuable upon the conversion of Series A preferred stock, 7,636,991 shares of Common Stock issuable upon conversion of Series B preferred stock, and 1,244,240 shares of Common Stock issuable upon conversion of the 6% Term Note. The $311,060 principal amount 6% Term Note, which matures March 1, 1999, is convertible into shares of Common Stock at a price of $.25 per share.

(6) For purposes of this Proxy Statement, the address of Messrs. Camou, Wiggins, Molina and Vildosola is 1939 Palomar Oaks Way, Carlsbad, CA 92009.





ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1997, affiliates of ISA placed orders for their third-party customers with the Company in the approximate amount of $5,000,000. Mr. Hugo Camou, the Company's chief executive officer and the chairman of the board of directors, is the controlling shareholder of ISA.

The Company believes that the orders from ISA customers were accepted on terms not less favorable to the Company than could have been obtained from other third-party customers.


                               SIGNATURES


In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      By Order of the Board of Directors


                      Hugo R. Camou
                      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



       Signature                   Title                             Date

/s/ Hugo R. Camou          Chief Executive Officer              April 29, 1998
    Hugo R. Camou            and Director

/s/ John Wiggins           President and Director               April 29, 1998
    John Wiggins

/s/ Fernando Pliego        Executive Vice President Finance     April 29, 1998
    Fernando Pliego

/s/Steven E. Borgardt      Vice President Finance and Chief     April 29, 1998
   Steven E. Borgardt        Financial Officer (Chief
                              Accounting Officer)

                           Director
  Fernando Molina

/s/ Miguel Vildosola       Director                             April 29, 1998
    Miguel Vildosola