Form 10QSB
period 1998-04-04
CODED COMMUNICATIONS CORP /DE/
filed 1998-05-14
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                                WASHINGTON, D.C.  20549





                                  FORM 10-QSB


    (Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended:  April 4, 1998

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


As of April 28, 1998, there were 76,568,112 shares of the Registrant's common stock outstanding.





             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        FORM 10-QSB QUARTERLY REPORT
                         QUARTER ENDED APRIL 4, 1998





                                    INDEX





                     PART I.  FINANCIAL INFORMATION



                                                              PAGE


ITEM 1.     FINANCIAL STATEMENTS                                3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                 12



                        PART II.  OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                    17





                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                               (UNAUDITED)

                                               Three Months Ended
                                            April 4,       March 29,
                                              1998            1997
Net sales......................            $  2,104,000   $ 2,989,000
Cost of sales..................               1,550,000     1,495,000

Gross margin...................                 554,000     1,494,000

Operating expense:
   Selling and administrative expense         1,214,000       971,000
   Research and development expense...........  328,000       399,000
   Other expense.....................           365,000         --

Total operating expense...................... 1,907,000     1,370,000

Operating income (loss)..................... (1,353,000)      124,000

Interest expense................................ 35,000        20,000
Interest and other income........................(5,000)      (15,000)
Provision for income taxes....................... 6,000         6,000

Income (loss) before extraordinary item......(1,389,000)      113,000

Extraordinary item--gain on extinguishment
of debt.......                                    --            8,000

Net income (loss)...........................$(1,389,000)   $  121,000

Basic earnings (loss) per common share:
  Income (loss) before extraordinary item.  $      (.02)   $   --
  Extraordinary item..............................--           --

  Net  income (loss) per share............  $      (.02)   $   --

Average common shares outstanding.............76,568,000   75,963,000


The accompanying notes are an integral part of the unaudited financial statements.




           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                              April  4,        December 31,
                                                1998               1997
ASSETS
Current assets:
  Cash and cash equivalents ................. $    558,000     $   351,000
  Restricted cash.......................           200,000         200,000
  Accounts receivable.....................       1,058,000       2,174,000
  Unbilled costs and earnings on contracts......   113,000           --
  Inventories.......................             1,384,000       1,475,000
  Prepaids and other current assets............... 489,000         420,000
      Total current assets.....................  3,802,000       4,620,000

Property and equipment, net....................    645,000         689,000

                                              $  4,447,000     $ 5,309,000

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Current liabilities:
  Current portion of debt.....................$  1,538,000     $   613,000
  Accounts payable ............................... 797,000         810,000
  Accrued payroll and related benefits ............467,000         425,000
  Deferred revenue and customer payments ..........755,000         773,000
  Accrued loss on litigation.......................556,000         556,000
  Other accrued liabilities. ....................1,114,000         929,000
      Total current liabilities .................5,227,000       4,106,000

Long-term debt, net of current portion.........      --            600,000
Commitments and contingencies....................    --              --

Shareholders' equity (deficit):

   Preferred stock, liquidation preference
     $5,367,000 (Note 4)....                        1,000            1,000
   Common stock, $.01 par value; 76,568,112
     shares issued and outstanding in 1998
      and 1997, respectively..................    765,000          765,000
   Additional paid-in capital .................30,044,000       30,038,000
   Accumulated deficit .......................(31,590,000)     (30,201,000)
      Total shareholders' equity (deficit).....  (780,000)         603,000
                                            $   4,447,000    $   5,309,000

The accompanying notes are an integral part of the unaudited financial statements.




          CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (UNAUDITED)

                                                     Preferred Stock                                        Total
                                  Common Stock        Par Value         Additional       Accumulated    Shareholders'
                               Shares      Par Value    (Note 4)      Paid-in Capital    Deficit      Equity (Deficit)
Balances, December 31, 1996.    75,699,71   $  757,000  $ 1,000      $ 29,929,000        $(30,239,000)  $   448,000

Issuance of common stock
  for services.....            112,500        1,000     --           30,000        --            31,000
Issuance of common stock
  for cash .........           210,000        2,000     --           48,000        --            50,000
Net income for period.....        --           --       --             --         121,000       121,000
Balances, March 29, 1997..  76,022,212    $ 760,000  $ 1,000   $ 30,007,000  $(30,118,000)  $   650,000

Balances, December 31, 1997 76,568,112    $ 765,000  $ 1,000   $ 30,038,000  $(30,201,000)  $   603,000
Issuance of common stock
  for services...                 --           --       --            6,000        --             6,000
Net loss for period...........   .--           --       --            --       (1,389,000)  ( 1,389,000)

Balances April 4, 1998...   76,568,112    $ 765,000  $ 1,000   $ 30,044,000  $(31,590,000)  $  (780,000)


The accompanying notes are an integral part of the unaudited financial statements.



            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                           Three Months Ended
                                                        April 4,       March 29,
                                                          1998           1997
Cash flows from operating activities:
Net income (loss)..................................   $ (1,389,000)   $   121,000
Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:

   Extraordinary item-gain on extinguishment of debt.         --           (8,000)
   Depreciation and amortization.....................       90,000         94,000
   Other...............................................     15,000         11,000
   Change in assets and liabilities, net...........      1,212,000      1,598,000
        Net cash provided (used) by operating
           activities.................                     (72,000)     1,816,000

Cash flows from investing activities:
   Additions to property and equipment, net...........     (46,000)       (98,000)

   Net cash used by investing activities...............    (46,000)       (98,000)

Cash flows from financing activities:

   Advance from shareholder...........................     225,000          --
   Borrowing on revolving credit line.........             100,000          --
   Issuance of common stock for cash...........               --            50,000
   Payments on short-term and long-term debt............      --           (58,000)
     Net cash provided (used) by financing activities.     325,000          (8,000)

Net increase in cash and equivalents...........            207,000       1,710,000
Cash and equivalents, beginning of period.............     351,000         963,000
Cash and equivalents, end of period................    $   558,000     $ 2,673,000

Supplemental cash flow information:
   Cash paid for interest..............................$    25,000     $     9,000
   Cash paid for income taxes..........................      7,000           8,000

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

     The unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year-end. The results of operations for the periods presented are not necessarily indicative of results that can be expected for the full year. See "Management's Discussion and Analysis or Plan of Operations - Cautionary Statements." The unaudited condensed consolidated balance sheet at December 31, 1997 has been derived from the Company's audited consolidated balance sheet.

     Accounts Receivable - The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of April 4, 1998 and December 31, 1997, the Company's reserve for doubtful accounts was $192,000 and $186,000, respectively. Included in accounts receivable at April 4, 1998 and December 31, 1997, were $223,000 and $525,000, respectively, in receivables due from affiliates.

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

                                             April 4,      December 31,
                                               1998            1997
         Materials and supplies........     $   430,000    $   497,000
         Work-in-process ..............         919,000      1,098,000
         Finished goods   .............          35,000         44,000
         Less progress billings........            --         (164,000)
                                            $ 1,384,000    $ 1,475,000



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

     Statements of Cash Flows - For purposes of the Statements of Cash Flows, cash and cash equivalents include cash deposits and money market accounts.
In 1997, non-cash financing activities included the issuance of 112,500 shares of common stock for services valued at $31,000.

     Basic Earnings Per Share Available to Common Shareholders. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders, adjusted for any cumulative dividends on preferred stock earned during the year, by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), convertible debt and the exercise of stock options for all periods. All prior period earnings per share amounts have been restated to comply with SFAS 128.

     Recent Accounting Pronouncements. The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the first quarter of
1998.   SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers; however, the disclosure provisions of SFAS 131 do not apply to interim financial statements in the initial year of its adoption and no such disclosures are included in these interim unaudited condensed financial statements. The adoption of these Statements did not have a material impact on the Company's consolidated financial statements.





         CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




2.  Extraordinary Gain on Extinguishment of Debt:

    In the three month period ended March 29, 1997, agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in a gain of $8,000. The gain on the extinguishment of debt is reflected as an extraordinary item in the accompanying consolidated financial statements.

3.  Short-Term and Long-Term Debt:
    Debt consisted of:                          April 4,     December 31,
                                                  1998          1997
      6% Term Notes, due March 1999.........  $   600,000   $   600,000
       Revolving credit line with bank, due
          January 1999.........                   700,000       600,000
       Note with bank, due May 1, 1998............ 13,000        13,000
       Loan from shareholder.................     225,000          --
                                              $ 1,538,000   $ 1,213,000
       Less long-term portion of debt.............  --         (600,000)
       Short-term portion of debt.............$ 1,538,000   $   613,000

    In December 1997, the Company entered into revolving credit line and note agreements with a bank which were subsequently modified in March 1998, under which the Company can borrow, on the revolving credit line, up to the lesser of $1,000,000, or 80% of eligible accounts receivables, as defined. The revolving credit line matures January 1, 1999 and may be extended solely at the bank's option. Interest on the revolving credit line is at the bank's referenced rate plus 2.5% percent (11% at April 4, 1998) and is payable monthly. The revolving credit line is collateralized by a $200,000 certificate of deposit and a senior security interest in all of the Company's assets.

    The revolving credit line and revolving note agreements require the Company to meet certain financial covenants on a quarterly basis. At December 31, 1997 and April 4, 1998, the Company did not meet the terms and conditions of the loan agreement, including the financial covenants for minimum tangible effective net worth and debt coverage ratios, as defined.
As of December 31, 1997 and April 4, 1998, the bank had not waived compliance with the financial covenants and had not declared the loan in default. The Company and its bank are negotiating more restrictive modifications to the loan agreement; however, there is no assurance that the Company and its bank will reach agreement on new terms and conditions acceptable to the Company. In the event the Company does not agree to such new modifications, the bank may declare the loan in default and call all of its debt for repayment.

    In February 1998, the Company's majority shareholder advanced $225,000 to the Company. The terms and conditions of the advance are subject to negotiation.

    The 6% Term Notes are convertible into shares of the Company's common stock at a per share price of $.25 (an aggregate of 2,400,000 shares of common stock), and the notes are collateralized by a subordinated security interest in the assets of the Company.



        CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.  Preferred Stock:

    The Company is authorized to issue 2,000,000 shares of preferred stock.

    The Company has issued and outstanding 6,889 shares of $.01 par value convertible Series A preferred stock. Each share of Series A preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $8.00 per share, when and as declared by the Board of Directors. Dividends on the Series A preferred stock have preference over any distributions to the holders of the Series B preferred stock and common stock. Undeclared cumulative dividends on Series A preferred stock were approximately $83,000 at April 4, 1998. Each share of the Series A preferred stock is convertible into 300 shares of common stock (2,066,700 shares of common stock), subject to certain anti-dilution provision and the Series A preferred stock has a liquidation preference of $100.00 per share over any distributions to holders of common stock and Series B preferred stock. Holders of the Series A preferred stock have votes per share equivalent to the number of shares of common stock to which the Series A preferred stock may be converted, and such votes are combined with the votes of common and Series B stockholders and voted as a single class. At December 31, 1997 and April 4, 1998, the aggregate liquidation preference value of the Series A preferred stock was $689,000.

    The Company has issued and outstanding 46,775 shares of $.01 par value
convertible Series B preferred stock.   Each share of Series B preferred
stock is convertible into 163.27 shares of common stock (7,636,954 shares of common stock) subject to certain anti-dilution provision, and each share of Series B preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $6.00 per share, when and as declared by the Board of Directors. Dividends on the Series B preferred stock have preference over distributions to common stockholders and are junior to any distributions to Series A preferred stockholders. Undeclared cumulative dividends on Series B preferred stock were approximately $281,000 at April 4, 1998. The holder of the Series B preferred stock has votes per share equivalent to the number of shares of common stock to which the Series B preferred stock may be converted, and such votes are combined with the votes of common and Series A stockholders and voted as a single class. At December 31, 1997 and April 4, 1998, the aggregate liquidation preference value of the Series B preferred stock was $4,678,000.




        CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Earnings Per Share (EPS):

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                           Three Months Ended
                                                        April 4,           March 29,
                                                         1998               1997
Basic Earnings Per Share:
 Numerator:
   Income (loss) before extraordinary gain              $ (1,389,000)     $    113,000
   Less preferred stock dividends                            (83,000)          (86,000)

   Income (loss) available to common shareholders         (1,472,000)           27,000
   Extraordinary gain                                          --                 8,000

   Net income (loss) available to common shareholders   $ (1,472,000)     $     35,000

 Denominator:
    Average common shares outstanding                     76,568,000        75,963,000

Diluted Earnings Per Share:
 Numerator:
    Income (loss) before extraordinary gain             $ (1,389,000)     $    113,000
    Add interest expense                                       9,000             9,000

    Income (loss) available to common shareholders        (1,380,000)          122,000
    Extraordinary gain                                        --                 8,000

    Net income (loss) available to common shareholders  $ (1,380,000)     $    130,000

 Denominator:
    Denominator - Basic EPS                               76,568,000        75,963,000

    Effect of dilutive securities:
       Convertible preferred stock                         9,704,000        10,037,000
       Convertible debt                                    2,400,000         2,400,000
       Common stock options                                    --            1,787,000

                                                          88,672,000        90,187,000

                               ____________________


Item 2.  Management's Discussion and Analysis or Plan of Operation

Three Months Ended April 4, 1998 ("1998") Compared to Three Months Ended March 29, 1997 ("1997")

     Income (Loss) Before Extraordinary Gain

     For the three month period ended April 4, 1998, the Company reported a loss before extraordinary gain of $1,389,000 compared to income before extraordinary gain of $113,000 in 1997. The loss resulted primarily from lower sales, lower gross margin on sales, an increase in selling and administrative expenses, and non-recurring other expenses.

    As a result of a drop in the level of new orders for mobile data products experienced in the second half of 1997, sales in the first six months of 1998 will be less than the sales in the same period last year. The Company expects that second quarter sales will be comparable to or slightly higher than sales in the first quarter of 1998 and below the level necessary to operate at a profit. The Company is in the process of reviewing its operations to bring expense levels in line with sales levels by the end of its second quarter of 1998.

    The following table summarizes, as a percentage of sales, certain income data for 1998 and 1997:
                                                        1998        1997
       Net sales                                       100.0%      100.0%
       Cost of sales                                    73.7        50.0
       Gross profit                                     26.3        50.0
       Operating expense:
          Selling and administrative expense            57.7        32.5
          Research and development                      15.6        13.3
          Other expense                                 17.3         --
              Total operating expense                   90.6        45.8

              Operating income (loss)                  (64.3)        4.2
              Interest expense and income tax            1.7         0.4
              Income (loss)  before extraordinary gain (66.0)        3.8
              Extraordinary gain                         --          0.3

              Net income (loss)                        (66.0)%       4.1%

    Sales and New Orders

    Sales for the first quarter of 1998 were $2,104,000, a decrease of 30% from sales of $2,989,000 in the same period in 1997. Sales of mobile data products and systems in 1998 were $1,210,000, a decrease of 43% compared to 1997. The decrease in mobile data sales result from a significant drop in sales to customers in Mexico. In 1997, sales to customers in Mexico represented approximately 71% of mobile data product sales. Mobile data product sales to domestic customers increased 64% in 1998 compared to 1997. The trend in mobile data product sales, from export sales to domestic sales, is expected to continue through the year, as the Company's initial contracts with customers in Mexico were completed in 1997. Sales of aerospace telemetry products were $894,000 in 1998, an increase of 3% over sales in the prior year.

    New orders in 1998 decreased 75% compared to 1997, primarily as a result of a decrease in orders for mobile data products from export customers. Orders for mobile data products from foreign customers represented approximately 94% of mobile data orders in 1997. There were no significant export orders for mobile data products in the first quarter of 1998. Based on the dollar value of bids and proposals currently outstanding and the Company's competitive position on these potential awards, new orders for mobile data products from domestic and European customers are expected to significantly increase over order levels in the prior nine months. However, the Company cannot predict with certainty the award of any specific contract or the timing of the award. Accordingly, there can be no assurance that order levels will increase. Aerospace orders in 1998 were comparable to the previous year.

    The backlog of orders at April 4, 1998, was approximately $2,495,000 or down 26% compared to backlog at December 31, 1997; backlog at the end of the first quarter of 1998 was down 63% from backlog in the same period last year.

    Gross Margin

    Gross margin, as a percentage of sales, was 26% in 1998 and 50% in 1997. The decrease in gross margin resulted primarily from sales and operating levels that were insufficient to cover fixed manufacturing and engineering costs. Overall operating levels in the second quarter of 1998 are not expected to cover all fixed costs and, as a result, gross margins will be adversely impacted in the quarter. The Company presently expects gross margin to return to historical levels in the second half of 1998, as a result of a projected increase in sales and overall lower operating expenses.

    Operating Expenses, Interest Expense and Income Taxes

    Selling and administrative expense was $1,214,000 in 1998, a net increase of $243,000 or 25% over 1997. As a percentage of sales, selling and administrative expense was 58% in 1998 and 33% in 1997. Approximately 69% of the net increase in expense resulted from the expansion of the Company's mobile data products direct sales force, and related selling expenses such as advertising, travel and trade show expense. The balance of the increase in expense related primarily to an increase in general and administration personnel cost. Selling and administrative expense in the second quarter of 1998, as a percentage of sales, is expected to be comparable to the first
quarter of 1998.   Selling and administrative expense in the second half of
the year, as a percentage of sales, is expected to drop to a range of 30% to 32% of sales, based on the Company's expectations of higher sales and a reduction in expense. For the year ended December 31, 1997, selling and administrative expense was 31% of sales.

     In 1998, the Company incurred non-operating other expense of $365,000, which included a charge of $225,000 to cover the separation and settlement of the employment contract of the Company's former CEO.

    Research and development expense in 1998 was $328,000, a decrease of 18% or $71,000 compared to 1997. The decrease in research and development expense resulted from a decrease in spending on aerospace telemetry R&D projects. As a percentage of sales, research and development expense was approximately 16% in 1998 and 13% in 1997. The Company anticipates continuing its investments in new product development and in the enhancement of existing products at approximately 10% of sales in 1998.

    Interest expense in 1998 was $35,000 compared to $20,000 in 1997. The increase in interest expense resulted from an increase in bank borrowing.

    The provision for income taxes in 1998 and 1997 represents an expense for state income taxes. The provision for federal income taxes in 1997 was offset by available tax credit carryforward benefits. For federal income tax purposes at December 31, 1997, the Company has estimated net operating loss carryforwards of $28,800,000 and tax credit carryforwards of $518,000 which expire in the years 1998 through 2010. These tax benefits have not been recognized for financial statement purposes. The Company's future annual use of federal net operating loss carryforwards and tax credit carryforwards, if any, will be limited because of changes in 1993 and 1996 in the Company's common share ownership as determined under the federal tax code.

Liquidity and Capital

    Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financings. In 1998, cash requirements were met by a reduction in working capital and an increase of $325,000 in debt. In the year ended December 31, 1997, cash requirements were met primarily with $512,000 in cash flow from operations and borrowings of $613,000 under new bank credit lines.

    In 1998, accounts receivable decreased by $1,116,000 from the prior year, due primarily to the timing and level of sales in the first quarter of 1998 compared to the last quarter of 1997. Unbilled costs and earnings on contracts increased by $113,000 in 1998. The increase was a result of the difference in the timing of revenue recognition for financial statement purposes and actual contract invoicing which is determined by contract terms. Inventories in 1998 and 1997 were comparable.

    Investments in property and equipment were approximately $46,000 in 1998. At April 4, 1998, the Company had no material commitments for the purchase of capital equipment. In 1997, the Company entered into a ten year agreement for the lease of a new 45,000 square foot headquarters and operations facility in Carlsbad, California. The annual lease payments under the non-cancelable lease for the first year are approximately $451,000, with annual payments thereafter subject to a 4% per year escalation factor. The Company anticipates relocating its operations to the new facility in July 1998.

    In December 1997, the Company entered into a new revolving credit arrangement with a bank. Under the revolving credit line, which was modified in March 1998, the Company can borrow up to the lesser of $1,000,000 or 80% of eligible accounts receivable (as defined). At December 31, 1997 and April 4, 1998, there was $600,000 and $700,000, respectively, outstanding under the revolving credit line. The credit line is collateralized by a security interest in all of the Company's assets and a $200,000 certificate of deposit. The revolving credit line expires in January 1999, at which time the credit line may be extended solely at the option of the bank.

    The revolving credit line with the bank requires the Company to meet various financial covenants on a quarterly basis. At December 31, 1997 and April 4, 1998, the Company did not meet the financial covenants of the loan agreement. As of December 31, 1997 and April 4, 1998, the bank had not waived compliance with the financial covenants. In the event the Company does not meet these or other loan covenants in the future, the bank may call all of its debt for repayment and additional financing would be required to retire the bank debt. As a result of the Company's net loss for the first quarter of 1998, the Company and its bank are negotiating modified and more restrictive terms and conditions for the loan agreement.

    As a result of an adverse decision in litigation, the Company is required to pay approximately $556,000 in damages, which includes legal fees, to two plaintiffs. The terms and conditions of payment are subject to on-going discussion and negotiation. The cash required to meet this obligation is expected to be provided by cash flow from operations and additional financing.

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

Cautionary Statements

    In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein and in the Company's Annual Report on Form 10-KSB and the unaudited consolidated financial statements, contain or are based on projections of the timing and amount of new orders, sales, gross margin, operating expenses, the realization of assets and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended.

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

    In particular, the Company believes that the factors described elsewhere herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as well as the following factors could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.

    The Company has a history of operating losses, with an accumulated deficit of $31,590,000 at April 4, 1998. Following a restructuring of its business operations and management in the first quarter of 1995, the Company had reported marginal operating profitability. The Company reported income before litigation settlement, interest and income tax of approximately $250,000 in the second half of fiscal 1995; $345,000 for the year ended December 31, 1996; and $592,000 for the year ended December 31, 1997.
Although the Company had established a recent trend of operating profitability, the Company incurred a significant operating loss in the first quarter of 1998 and expects to operate at a loss in the second quarter of 1998. There is no assurance that the Company will operate at a profit in the future. Further, continuation of the Company's operations is dependent upon the availability of additional capital and financing.

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

    Approximately 71% of the Company's current outstanding shares of common stock are held by a single shareholder, ISA. As a result of its controlling ownership interest in common stock, ISA has the ability to nominate and elect a majority of the members of the board of directors, and to approve significant transactions.

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


                    PART II - OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K

     (a)    Exhibits.

            27.1   Financial Data Schedule as of April 4, 1998.

     (b)    Reports on Form 8-K

              A Current Report on Form 8-K, dated February 13, 1997, was filed by the Company to report the appointment of the Company's new chief executive officer and president.
















                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CODED COMMUNICATIONS CORPORATION
                                   (Registrant)


May 11, 1998                  /s/ Hugo R. Camou
       Date                       Hugo R. Camou
                                  Chief Executive Officer