Form 10QSB
period 1998-07-04
CODED COMMUNICATIONS CORP /DE/
filed 1998-08-18
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549





                                 FORM 10-QSB


    (Mark One)

      [X]    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

    For the quarterly period ended:  July 4, 1998

                                   OR

      [  ]    Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

    For the transition period from                 to



     Commission File Number  0-17574


                       CODED COMMUNICATIONS CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                 33-0580412
     (State of Incorporation)                      (I.R.S. Employer
                                                    Identification No.)

            1939 Palomar Oaks Way, Carlsbad, California    92009
                     (Address of Principal Executive Offices)


                                (760)  431-1945
                 (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes  X   No


As of July 27, 1998, there were 78,724,134 shares of the Registrant's common stock outstanding.




            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      FORM 10-QSB QUARTERLY REPORT
                         QUARTER ENDED JULY 4, 1998





                                    INDEX





                      PART I.  FINANCIAL INFORMATION


                                                                      PAGE

ITEM 1.    FINANCIAL STATEMENTS                                         3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                         12





                    PART II.  OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                  18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                           18

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                          Three Months Ended           Six Months Ended
                                        July 4,        June 28,      July 4,       June 28,
                                         1998            1997         1998           1997
Net sales..................           $  921,000    $ 4,028,000    $ 3,025,000   $ 7,017,000
Cost of sales..............            1,111,000      2,484,000      2,661,000     3,979,000

Gross margin................            (190,000)     1,544,000        364,000     3,038,000

Operating expense:

   Selling and administrative expense  1,212,000       972,000       2,426,000     1,943,000
   Research and development expense..    507,000       354,000         835,000       753,000
   Other expense.....................     60,000         --            425,000          --

Total operating expenses.............  1,779,000     1,326,000       3,686,000     2,696,000

Operating income (loss).............. (1,969,000)      218,000      (3,322,000)      342,000

Interest expense.. ..................     36,000        19,000          71,000        39,000
Interest and other income............     (3,000)      (18,000)         (8,000)      (33,000)
Provision for income taxes...........      6,000         6,000          12,000        12,000

Income (loss)  before extraordinary
   Gain.............................. (2,008,000)      211,000      (3,397,000)      324,000
Extraordinary gain on extinguishment
   of debt.............                   --             3,000           --           11,000

Net income (loss)....................$(2,008,000)    $ 214,000    $(3,397,000)     $ 335,000

Basic earnings (loss) per common share:

  Income (loss) before extraordinary
    item..................    .......$      (.03)    $   --       $      (.05)     $    --
  Extraordinary item.................      --            --             --              --

Net  income (loss)  per share....... $      (.03)    $   --       $      (.05)     $    --

Weighted average common shares
 outstanding..........................77,036,000     76,062,000    76,802,000   76,013,000

The accompanying notes are an integral part of the unaudited financial statements.

            CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                                July 4,          Deceember 31,
                                                 1998               1997
ASSETS
Current assets:
  Cash and cash equivalents.................. $   27,000        $   351,000
Restricted cash.......................              --              200,000
Accounts receivable.....................         775,000          2,174,000
Unbilled costs and earnings on contracts.....       --                 --
Inventories..............................      1,024,000          1,475,000
Prepaids and other current assets............    432,000            420,000
Total current assets.....................      2,258,000          4,620,000

Property and equipment, net....................  504,000            689,000

                                             $ 2,762,000       $ $5,309,000

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Current portion of debt (Note 3)............ $ 1,547,000       $    613,000
Accounts payable ................. ........      947,000            810,000
Accrued payroll and related benefits .......     429,000            425,000
Deferred revenue and customer payments .....     716,000            773,000
Accrued loss on litigation...................    536,000            556,000
Other accrued liabilities. ..................  1,246,000            929,000
      Total current liabilities ............   5,421,000          4,106,000

Long-term debt, net of current portion........     --               600,000
Commitments and contingencies.................     --                  --

Shareholders' equity (deficit):
Preferred stock, liquidation preference
 $5,256,000 (Note 4).......................        1,000              1,000
Common stock, $.01 par value; 78,724,134 and
76,568,112 shares issued and outstanding in
1998 in 1997, respectively.........              787,000            765,000
Additional paid-in capital .................  30,151,000         30,038,000
Accumulated deficit ........................ (33,598,000)       (30,201,000)
  Total shareholders' equity (deficit)...     (2,659,000)           603,000

                                             $ 2,762,000        $ 5,309,000

The accompanying notes are an integral part of the unaudited financial statements.

                  CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         (UNAUDITED)

                                                                                                   Total
                                               Preferred Stock        Additional    Accumulated    Shareholders'
                             Common Stock        Par Value        Paid-in Capital    Deficit      Equity (Deficit)
                         Shares      Par Value    (Note 4)
Balances, December
       31, 1996.   ..   75,699,712   $ 757,000     $ 1,000        $ 29,929,000     $(30,239,000)  $  448,000

Issuance of common stock
   for services......      112,500       1,000        --                30,000           --           31,000
Issuance of common stock
   for cash ..........     250,000       3,000        --                55,000           --           58,000
Net income for period.       --           --          --                   --           335,000      335,000

Balances, June 28,
    1997..    .....     76,062,212   $ 761,000     $ 1,000         $ 30,014,000    $(29,904,000)   $  872,000

   Balances, December
     31, 1997...        76,568,112    $765,000     $ 1,000         $ 30,038,000    $(30,201,000)   $  603,000

   Issuance of common stock for
     services.....       1,489,362      15,000        --                 36,000          --            51,000
   Conversion of Series A
     preferred stock to
     common stock.......   333,300       3,000        --                 (3,000)         --              --
   Conversion of debt to
     Common stock......    333,360       4,000        --                 80,000          --            84,000
   Net loss for Period......  --          --          --                   --         (3,397,000)  (3,397,000)

   Balances July 4,
      1998...            78,724,134  $ 787,000     $ 1,000         $ 30,151,000    $ (33,598,000) $(2,659,000)


     The accompanying notes are an integral part of the unaudited financial statements.


               CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                       Six Months Ended
                                                    July 4,         June 28,
                                                     1998             1997
Cash flows from operating activities:
Net income (loss)............................      $(3,397,000)   $ 335,000
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating
activities:

   Extraordinary item - gain on
    extinguishment of debt............                   --         (11,000)
   Depreciation and amortization........              180,000        84,000
   Other..................................            174,000        29,000
   Change in assets and liabilities, net...         2,396,000       229,000
      Net cash provided (used) by operating
       activities..........................          (647,000)      766,000

Cash flows from investing activities:

Additions to property and equipment, net..            (95,000)     (156,000)
   Net cash used by investing activities..............(95,000)     (156,000)

Cash flows from financing activities:
Advance from shareholder...........................   891,000         --
Borrowing on revolving credit line................    100,000         --
Issuance of common stock for cash.................       --          50,000
Payments on short-term and long-term debt...         (573,000)     (115,000)
   Net cash provided (used) by financing activities...418,000       (65,000)

Net increase in cash and equivalents...............  (324,000)      545,000
Cash and equivalents, beginning of period...          351,000       963,000
Cash and equivalents, end of period...............  $  27,000    $1,508,000

Supplemental cash flow information:
Cash paid for interest............................. $  50,000    $  18,000
Cash paid for income taxes......................        7,000        8,000

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

     Accounts Receivable - The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of July 4, 1998 and December 31, 1997, the Company's reserve for doubtful accounts was $191,000 and $186,000, respectively. Included in accounts receivable at July
4, 1998 and December 31, 1997, were $261,000 and $525,000, respectively, in receivables due from affiliates.

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

                                                 July 4,     December 31,
                                                  1998          1997
Materials and supplies.....................   $   343,000     $  497,000
Work-in-process ...........................       647,000      1,098,000
Finished goods   ..........................        34,000         44,000
Less progress billings.....................          --         (164,000)

                                              $ 1,024,000     $1,475,000


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

     Statements of Cash Flows - For purposes of the Statements of Cash Flows, cash and cash equivalents include cash deposits and money market accounts.
In 1998, non-cash financing activities included the issuance of 1,489,362 shares of common stock for services valued at $45,000 and the conversion of $84,000 in principal amount of 6% Term Notes into 333,360 shares of common stock. In 1997 non-cash financing activities included the issuance of 112,500 shares of common stock for services valued at $31,000.

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




           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.  Extraordinary Gain on Extinguishment of Debt:

     In the six month period ended June 28, 1997, agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in a gain of $11,000. The gain on the extinguishment of debt is reflected as an extraordinary item in the accompanying consolidated financial statements.

3.  Short-Term and Long-Term Debt:

    Debt consisted of:                          July 4,      December 31,
                                                 1998            1997
      6% Term Notes, due March 1999.......  . $  516,000      $   600,000
       Revolving credit line with bank, due
         September 1998...........               140,000          600,000
       Note with bank.......................        --             13,000
       Advance from shareholder.............     891,000             --
                                               1,547,000        1,213,000
       Less long-term portion of debt........       --           (600,000)
       Short-term portion of debt...........  $1,547,000       $  613,000

     In December 1997, the Company entered into a revolving credit line loan agreement with a bank which was subsequently modified in March and June 1998, under which the Company can borrow up to the lesser of $350,000 or 75% of eligible accounts receivables, as defined. Interest on the revolving credit line is at the bank's referenced rate plus 2.5% percent (11% at July 4, 1998) and is payable monthly. The revolving credit line is collateralized by a senior security interest in all of the Company's assets.

     The revolving credit line loan agreement requires the Company to meet certain financial covenants on a quarterly basis. At December 31, 1997 and July 4, 1998, the Company did not meet the terms and conditions of the loan agreement. In May 1998, the bank declared the revolving credit line in default. In June 1998, the bank and the Company entered into a forbearance agreement pursuant to which the bank agreed to continue the line of credit with a maximum borrowing limit of $350,000, until September 30, 1998. As a condition of the forbearance agreement, a certificate of deposit in the amount of $200,000 collateralizing the credit line was closed and proceeds used to repay a portion of the outstanding borrowings under the credit line. The bank is under no obligation to extend the maturity of the credit line beyond September 30, 1998; however, the Company believes that an extension of the credit line can be negotiated under terms agreeable to the bank and the Company.

     From February 15, 1998 to July 4, 1998, the Company's majority shareholder advanced $891,000 to the Company. The terms and conditions of the advance are subject to negotiation.

     The 6% Term Notes are convertible into shares of the Company's common stock at a per share price of $.25 (an aggregate of 2,068,000 shares of common stock), and the notes are collateralized by a subordinated security interest in the assets of the Company. In the second quarter of 1998, a note holder converted approximately $84,000 in principal amount of the 6% Term Notes into 333,360 shares of common stock.


           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.  Preferred Stock:

     The Company is authorized to issue 2,000,000 shares of preferred stock.

     The Company has issued and outstanding 5,778 shares of $.01 par value convertible Series A preferred stock. Each share of Series A preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $8.00 per share, when and as declared by the Board of Directors. Dividends on the Series A preferred stock have preference over any distributions to the holders of the Series B preferred stock and common stock. Undeclared cumulative dividends on Series A preferred stock were approximately $69,000 at July 4, 1998. Each share of the Series A preferred stock is convertible into 300 shares of common stock (an aggregate of 1,733,400 shares of common stock), subject to certain anti-dilution provisions. Series A preferred stock has a liquidation preference of $100.00 per share over any distributions to holders of common stock and Series B preferred stock. Holders of the Series A preferred stock have votes per share equivalent to the number of shares of common stock to which the Series A preferred stock may be converted, and such votes are combined with the votes of common and Series B stockholders and voted as a single class. At December 31, 1997 and July 4, 1998, the aggregate liquidation preference value of the Series A preferred stock was approximately $689,000 and $578,000, respectively.

     The Company has issued and outstanding 46,775 shares of $.01 par value
convertible Series B preferred stock.   Each share of Series B preferred
stock is convertible into 163.27 shares of common stock (an aggregate of 7,636,954 shares of common stock) subject to certain anti-dilution provisions, and each share of Series B preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $6.00 per share, when and as declared by the Board of Directors. Dividends on the Series B preferred stock have preference over distributions to common stockholders and are junior to any distributions to Series A preferred stockholders. Undeclared cumulative dividends on Series B preferred stock were approximately $421,000 at July 4, 1998. Series B preferred stock has a liquidation preference of $100.00 per share over any distributions to holders of common stock. The holder of the Series B preferred stock has votes per share equivalent to the number of shares of common stock to which the Series B preferred stock may be converted, and such votes are combined with the votes of common and Series A stockholders and voted as a single class. At December 31, 1997 and July 4, 1998, the aggregate liquidation preference value of the Series B preferred stock was approximately $4,678,000.

5. Common Stock

     In June 1998, the Company entered into an agreement with Azia Core, Ltd. ("Azia"), pursuant to which Azia is to provide financial consulting services to the Company regarding the marketing of technology and strategic alliances with organizations in Japan, Asia and Southeast Asia. In addition, Azia will
assist the Company in raising additional capital investment.   In connection
with such services, the Company issued to Azia 1,489,362 shares of unregistered common stock valued at $45,000 and paid Azia $30,000 in cash.

     In May 1998, the Company's board of directors reset to $0.12 per share the exercise price on all outstanding employee options to purchase shares of
common stock issued under the Company's 1992 Stock Option Plan.   Prior to
the modification, the exercise price of outstanding options ranged from $.20 to $.40 per share. At July 4, 1998, there were employee options outstanding to purchase approximately 7,400,000 shares of common stock.


              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Earnings Per Share (EPS):

	In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                 Three Months Ended               Six Months Ended
                                              July 4,         June 28,          July 4,      June 28,
                                               1998             1997             1998          1997
Basic Earnings Per Share:
 Numerator:
  Income (loss) before extraordinary gain..  $(2,008,000)    $    211,000    $(3,397,000)   $  324,000
  Less preferred stock dividends.......          (81,000)         (86,000)      (162,000)     (172,000)

  Income (loss) available to common
    shareholders...............               (2,089,000)         125,000     (3,559,000)      152,000
  Extraordinary gain........................      --                3,000          --           11,000
  Net income (loss) available to common
       shareholders.........................$ (2,089,000)    $    128,000    $(3,559,000)   $  163,000

 Denominator:
  Average common shares outstanding......     77,036,000       76,062,000     76,802,000    76,013,000
Diluted Earnings Per Share:
 Numerator:
  Income (loss) before extraordinary gain...$ (2,008,000)    $    211,000    $ (3,397,000)  $  324,000
  Add interest expense.....................        8,000            9,000          17,000       18,000

  Income (loss) available to common
	   shareholders............................. (2,000,000)         220,000      (3,380,000)     342,000
  Extraordinary gain...........                   --                3,000           --          11,000
  Net income (loss) available to common
          shareholders......................$ (2,000,000)    $    223,000    $ (3,380,000)  $  353,000

 Denominator:
  Denominator - Basic EPS..........           77,036,000       76,062,000      76,802,000   76,013,000

 Effect of dilutive securities:
  Convertible preferred stock........             --           10,037,000           --      10,037,000
  Convertible debt....................            --            2,400,000           --       2,400,000
  Common stock options................            --              733,000           --       1,260,000

                                              77,036,000       89,232,000      76,802,000   89,710,000

                          _________________________



Item 2.  Management's Discussion and Analysis or Plan of Operation

Six Months Ended July 4, 1998 ("1998") Compared to Six Months Ended June 28, 1997 ("1997")

     Income (Loss) before Extraordinary Gain

     For the six month period ended July 4, 1998, the Company reported a loss before extraordinary gain of ($3,397,000) compared to income before extraordinary gain of $324,000 in 1997. The loss resulted primarily from significantly lower sales and gross margin on sales, and an increase in operating expenses. The loss in 1998 also included $425,000 in other expense related to employee terminations and separations.

     As a result of a decrease in the level of new orders for mobile data and aerospace telemetry products experienced in the second half of 1997 and the first half of 1998, sales in the third quarter and first nine months of 1998 will be significantly less than the sales in the same periods last year. The Company expects that sales in the third quarter of 1998 will be comparable to sales in the second quarter of 1998 and well below the level necessary to operate at a profit.

     The Company is in the process of evaluating its past marketing, sales and product development strategies. The Company believes it can refocus its efforts on niche segments within the public safety mobile workforce market without significant changes in its technology or products. In these niche segments, the Company believes it can capture increasing market share and become a leading supplier of mobile data communications products and solutions. The Company presently expects to implement its new marketing and sales strategies in the third quarter of 1998, with the expectation of generating higher levels of bookings and sales beginning in the fourth quarter of 1998. However, there is no assurance that the Company's new strategies will increase new order levels or sales by the fourth quarter of 1998.

     The following table summarizes, as a percentage of sales, certain income data for 1998 and 1997:
                                             1998          1997
Net sales                                    100.0%        100.0%
Cost of sales                                 88.0          56.7
Gross profit                                  12.0          43.3
Operating expense:
Selling and administrative expense            80.2          27.7
Research and development                      27.6          10.7
Other expense                                 14.0           --
Total operating expense                      121.8          38.4

Operating income (loss)                     (109.8)          4.9
Interest expense and income tax                2.5           0.3
Income (loss)  before extraordinary gain    (112.3)          4.6
Extraordinary gain                            --             0.2
Net income (loss)                           (112.3)%         4.8%

     Sales and New Orders

     Sales for the first six months of 1998 were $3,025,000, a decrease of 57% from sales of $7,017,000 in the same period in 1997. Sales of mobile data products and systems in 1998 were $1,505,000, a decrease of 70% compared to 1997. The decrease in mobile data sales resulted primarily from a significant decrease in sales to customers in Mexico, as well as lower order levels from domestic customers experienced over the last nine months. The Company's initial contracts with customers in Mexico were substantially completed by the end of 1997, and new orders from these customers are not expected until the second half of 1998. Sales to customers in Mexico represented approximately 16% and 70% of mobile data product sales in 1998 and 1997, respectively. Sales of aerospace telemetry products were $1,520,000 in 1998, a decrease of 22% from sales in the prior year. The decrease in aerospace telemetry sales resulted primarily from lower new order levels experienced in the second quarter of 1998.

     New orders in 1998 decreased 81% compared to 1997, primarily as a result of a decrease in orders for mobile data products from export customers. Orders for mobile data products from foreign customers represented approximately 49% of mobile data orders in 1997. There were no significant export orders for mobile data products in the six months of 1998. New orders from domestic customers has also decreased, primarily as a result of customer delays in the award of the new contracts. Based on the dollar value of bids and proposals currently outstanding and the Company's competitive position on these potential awards, new orders for mobile data products from domestic and European customers are expected to increase in the third quarter over order levels in the first six months of 1998. However, the Company cannot predict with certainty the award of any specific contract or the timing of the award. Accordingly, there can be no assurance that order levels will increase. Aerospace orders in 1998 decreased 43% from order levels in the first half of 1997.

     The backlog of orders at July 4, 1998, was approximately $2,137,000, a decrease of 47% compared to backlog at December 31, 1997; backlog at the end of the second quarter of 1998 was down 69% from backlog at the end of the second quarter in 1997.

     Gross Margin

     Gross margin, as a percentage of sales, was 12% in 1998 and 43% in 1997. The decrease in gross margin resulted primarily from sales levels that were insufficient to cover fixed manufacturing and engineering costs. Gross margin performance for the second half of 1998 may be adversely impacted by sales levels that may not be sufficient to cover all fixed manufacturing and engineering expense.

     Operating Expenses, Interest Expense and Income Taxes

     Selling and administrative expense was $2,426,000 in 1998, a net increase of $483,000 or 25% over 1997. As a percentage of sales, selling and administrative expense was 80% in 1998 and 28% in 1997. Approximately 49% of the net increase in expense resulted from the expansion of the Company's mobile data products direct sales force, and related selling expenses such as advertising, travel and trade show expense. The balance of the increase in expense related primarily to an increase in general and administration personnel and consulting cost. Selling and administrative expense in the third quarter of 1998 is expected to be comparable to the second quarter of 1998. For the year ended December 31, 1997, selling and administrative expense was 31% of sales.

     In 1998, the Company incurred non-operating other expense of $425,000, which included a charge of $225,000 to cover the termination and settlement of the employment contract of the Company's former CEO and $200,000 for employee separation expense.


     Research and development expense in 1998 was $835,000, an increase of 11% or $82,000 compared to 1997. The increase in research and development expense resulted from an increase in expense for development of mobile data communications products, offset by a decrease in spending on aerospace telemetry projects. As a percentage of sales, research and development
expense was approximately 28% in 1998 and 11% in 1997.   The Company
presently anticipates maintaining the current expense level of R&D in the second half of 1998.

     Interest expense in 1998 was $71,000 compared to $39,000 in 1997. The increase in interest expense resulted from an increase in bank borrowing.

     The provision for income taxes in 1998 and 1997 represents an expense for state income taxes. The provision for federal income taxes in 1997 was offset by available tax credit carryforward benefits. For federal income tax purposes at December 31, 1997, the Company had estimated net operating loss carryforwards of $28,800,000 and tax credit carryforwards of $518,000 which expire in the years 1998 through 2010. These tax benefits have not been recognized for financial statement purposes. The Company's future annual use of federal net operating loss carryforwards and tax credit carryforwards, if any, will be limited because of changes in 1993 and 1996 in the Company's common share ownership as determined under the federal tax code.

Three Months Ended July 4, 1998 ("1998") Compared to Three Months Ended June 28, 1997 ("1997")

     Income (Loss) before Extraordinary Gain

     For the second quarter of 1998 ended July 4, 1998 ("1998"), the loss before extraordinary gain was $2,008,000, compared to income before extraordinary gain of $211,000 for the same period in 1997. The significant reversal in income resulted primarily from a decrease in sales and gross margin on sales, and an increase in selling and administration expense. The decrease in sales levels resulted primarily from a decrease in new orders for mobile data products experienced over the last nine months.

     Sales and New Orders

     Sales for the second quarter of 1998 were $921,000, a decrease of 77% from sales of $4,028,000 in the second quarter of 1997; and a decrease of 56% from sales of $2,104,000 in the first quarter of 1998. Sales of mobile data communications products and systems decreased by 90% or $2,649,000 from 1997, and sales of aerospace telemetry products decreased by 42% compared to the second quarter of 1997. The decrease in sales of mobile data communications products resulted from a decrease of approximately $1,986,000 in export sales to public safety customers in Mexico.

     New orders in the second quarter of 1998 decreased by 87% from order levels in 1997. See the discussion above for year-to-date operating results for a discussion of the factors impacting order levels.

    Gross Margin

    A deficit in gross margin in the second quarter of 1998 of $190,000 resulted primarily from a sales level that did not cover fixed manufacturing and engineering costs, and the recognition of approximately $152,000 in contract loss reserves on two mobile data contracts in the second quarter of 1998. Gross margin, as a percentage of sales, was 38% in 1997.

    Operating Expenses, Interest Expense and Income Taxes

    Selling and administrative expense was $1,212,000 in 1998, an increase of $240,000 or 25% over expense in 1997. Selling and administrative expense, as a percentage of second quarter sales, was 132% and 24% in 1998 and 1997, respectively. Approximately 49% of the dollar increase in expense resulted from increased staff and related costs for marketing, sales and contract activities. The balance of the expense increase resulted primarily from increased administrative expenses, including the consulting fees and expenses of professional advisors.

    Refer to the discussion for the six months ended July 4, 1998, above for a discussion of the factors impacting research and development expense, interest expense and income taxes.

    Liquidity and Capital

    Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financings. In 1998, cash requirements were met by a reduction in working capital and an increase of $418,000 in debt. In the year ended December 31, 1997, cash requirements were met primarily with $512,000 in cash flow from operations and borrowings of $613,000 under new bank credit lines.

     In 1998, accounts receivable decreased by $1,399,000 from the prior year, due primarily to a lower level of sales in the second quarter of 1998 compared to the last quarter of 1997. Inventories in 1998 decreased by $451,000 primarily as a result of a decrease in work-in-process inventory resulting from a reduction in the number of contracts that are in progress. Accounts payable increased by $137,000 as the Company delayed payments to creditors to conserve cash.

     Investments in property and equipment were approximately $95,000 in 1998. At July 4, 1998, the Company had no material commitments for the purchase of capital equipment, except that the Company is required to fund approximately $125,000 in tenant improvements under the lease agreement for a new corporate headquarters and operations facility. In 1997, the Company entered into a ten year agreement for the lease of a new 45,000 square foot facility in Carlsbad, California. The annual lease payments under the non-cancelable lease for the first year are approximately $451,000, with annual payments thereafter subject to a 4% per year escalation factor. The Company anticipates relocating its operations to the new facility in September 1998. The Company has provided a lease guarantee bond in an amount of $235,000 to collateralize its obligations under the new lease. In the event the Company defaults on the lease agreement or elects not to relocate to the new facility, the lessor may proceed against the bond and the Company to recover damages.

     In December 1997, the Company entered into a new revolving credit arrangement with a bank. Under the revolving credit line, which was modified in March and June 1998, the Company can borrow up to the lesser of $350,000 or 75% of eligible accounts receivable (as defined). At December 31, 1997 and July 4, 1998, there was $600,000 and $140,000, respectively, outstanding under the revolving credit line. The credit line is collateralized by a security interest in all of the Company's assets.

     The revolving credit line loan agreement requires the Company to meet various financial covenants on a quarterly basis. At December 31, 1997 and July 4, 1998, the Company did not meet the financial covenants of the loan agreement. In May 1998, the bank declared the loan agreement in default. In June 1998, the bank and the Company entered into a forbearance agreement pursuant to which the bank agreed to continue the line of credit with a maximum borrowing limit of $350,000, until September 30, 1998. As a condition of the forbearance agreement, a certificate of deposit in the amount of $200,000 collateralizing the credit line was closed and proceeds used to repay a portion of the outstanding borrowings under the credit line. The bank is under no obligation to extend the maturity of the credit line beyond September 30, 1998; however, the Company believes that an extension of the credit line can be negotiated under terms agreeable to the bank and the Company.

     As a result of an adverse decision in litigation, the Company is required to pay approximately $556,000 in damages, which includes legal fees, to two plaintiffs. The Company and plaintiffs entered into an agreement providing for the payment of the obligation over an eighteen month period. The Company has not made all of the required payments under the agreement. The Company and the plaintiff are continuing discussions regarding the Company's ability to bring $65,000 in past due payments at July 4, 1998, current. The obligation is collateralized by a lien against the assets of the Company.

     Financing is required in 1998 for working capital, operations, and the repayment of debt and other current obligations. The Company believes that additional financing, in the form of short-term and long-term debt, preferred and common stock, or a combination of debt and equity to be provided or arranged by the Company's major shareholder will be available in 1998 under terms and conditions that are acceptable to the Company. The Company has engaged special consultants to assist the Company in raising and structuring new financing. In the event financing is not available in the time frame required, then the Company would be forced to significantly reduce operating expenses and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. In the event financing is not available, there can be no assurance that the Company's business will continue in its current form.

     Year 2000 Compliance

     The Company is in the process of completing its assessment of the impact of Year 2000 on its management information systems and believes that it is Year 2000 compliant with respect to substantially all of its systems. The Company does not expect any material future expenditures relating to Year 2000 compliance for its management information systems. The Company is in the process of assessing the impact of the Year 2000 on its systems and product software.

     The Company has not completed a review of the impact of Year 2000 on its operations relating to Year 2000 compliance problems encountered by its suppliers and customers.

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

     The Company has a history of operating losses, with an accumulated deficit of $33,598,000 at July 4, 1998. Following a restructuring of its business operations and management in the first quarter of 1995, the Company had reported marginal operating profitability. The Company reported income before litigation settlement, interest and income tax of approximately
$250,000 in the second half of fiscal 1995; $345,000 for the year ended December 31, 1996; and $592,000 for the year ended December 31, 1997.
However, the Company operated at a loss in each of the first two quarters in 1998, and will operate at a loss in the third quarter of 1998. Accordingly, there is no assurance that the Company will operate at a profit in the future. Further, the continuation of the Company's operations is dependent upon the availability of near-term capital to meet existing cash requirements and a return to operating profitably.

     The Company's results of operations, new order rates and backlog have fluctuated in the past and are likely to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of the completion of contracts, increased competition, changes in the demand for the Company's products, changes in the sales mix of products and general economic conditions. The effects of these factors can have a material impact on quarterly results of operations and cash flow. The Company has experienced a significant decrease in new orders over the last nine months which has adversely affected sales and operating income. There is no assurance that new order levels will improve in the near term to the level necessary to achieve profitability.

     The Company's revenue is dependent, in part, on significant contracts from a limited number of customers. The Company believes that revenue derived from large orders from current and future customers will continue to represent a significant portion of its revenue. The inability of the Company to secure and maintain a sufficient number of large contracts has and can continue to have a material adverse effect on the Company's business operating results and financial position.

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

     Approximately 70% of the Company's current outstanding shares of common stock are held by a single shareholder, ISA Investments Corporation ("ISA"). As a result of its controlling ownership interest in common stock, ISA has the ability to nominate and elect a majority of the members of the board of directors, and to approve significant transactions.

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



                       PART II - OTHER INFORMATION


Item 2.     Changes in Securities and Use of Proceeds

     In June 1998, the Company entered into an agreement with Azia Core, Ltd. ("AZIA"), pursuant to which Azia is to provide financial consulting services to the Company regarding the marketing of technology and strategic alliances with organizations in Japan, Asia and Southeast Asia. In addition, Azia will assist the Company in raising additional capital investment. In connection with such services, the Company issued to Azia 1,489,362 shares of unregistered common stock valued at $45,000.

Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits.

         27.1   Financial Data Schedule as of July 4, 1998.

      (b)    Reports on Form 8-K

                   None


                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CODED COMMUNICATIONS CORPORATION
                                      (Registrant)


August 17, 1998                /s/Hugo R. Camou
    Date                          Hugo R. Camou
                                  Chief Executive Officer