Form 10QSB
period 1998-10-03
CODED COMMUNICATIONS CORP /DE/
filed 1998-11-18
CIK 847931

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549




                                    FORM 10-QSB


    (Mark One)

     [X]   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	     For the quarterly period ended:  October 3, 1998

	                              OR

     [  ]	Transition report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

 	     For the transition period from                 to


                        Commission File Number  0-17574


                      CODED COMMUNICATIONS CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                  3-0580412
(State of Incorporation)                 I.R.S. Employer Identification No.)

	          1939 Palomar Oaks Way, Carlsbad, California    92009
                     (Address of Principal Executive Offices)


                              (760)  431-1945
             (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No


   As of November 13, 1998, there were 78,724,134 shares of the Registrant's common stock outstanding.





              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     FORM 10-QSB QUARTERLY REPORT
                    QUARTER ENDED OCTOBER 3, 1998





                                INDEX





                         PART I.  FINANCIAL INFORMATION


			                                                             PAGE

ITEM 1.	FINANCIAL STATEMENTS                                      3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	      PLAN OF OPERATION                                        14





                          PART II.  OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS                                       20

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS               20

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K                        20















































































                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                  Three Months Ended         Nine Months Ended
                             October 3,   September 27,   October 3,  September 27,
                                1998          1997           1998        1997
Net sales............       $  961,000    $1,464,000      $3,986,000   $10,481,000
Cost of sales........          816,000     1,810,000       3,477,000     5,789,000

Gross margin.........          145,000     1,654,000         509,000     4,692,000

Operating expense:
 Selling and administrative
   expense..........           793,000     1,175,000       3,219,000     3,118,000
 Research and development
   expense...                  385,000       296,000       1,220,000     1,049,000
 Other expense...........      241,000         --            666,000        --
Total operating expenses..   1,419,000     1,471,000       5,105,000     4,167,000

Operating income (loss)...  (1,274,000)      183,000      (4,596,000)      525,000

Interest expense.........       29,000        20,000         100,000        59,000
Interest and other income..      --          (11,000)         (8,000)      (44,000)
Provision for income taxes.      6,000         6,000          18,000        18,000

Income (loss) before
  extraordinary gain.....   (1,309,000)     168,000       (4,706,000)      492,000
Extraordinary gain on
  extinguishment of debt         --   	       2,000           --      	     13,000

Net income (loss).......   $(1,309,000)  $  170,000      $(4,706,000)   $  505,000

Basic earnings (loss)
  per common share (Note 9):

 Income (loss) before
    extraordinary item     $     (.02)   $   --          $     (.06)    $   --
 Extraordinary item              --	     	   --         	        --    	    --
 Net income (loss)per
    Share                  $     (.02)   $   --    	     $     (.06)    $   --

Weighted average common
  shares outstanding       78,724,000    76,186,000      77,443,000     76,057,000

The accompanying notes are an integral part of the unaudited financial Statements.


              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)


                                                October 3,     December 31,
                                                   1998           1997
ASSETS

Current assets:
 Cash and cash equivalents ...............    $   12,000      $  351,000
Restricted cash...........................          --           200,000
Accounts receivable.......................       488,000       2,174,000
Unbilled costs and earnings on contracts..          --            --
Inventories...............................       822,000       1,475,000
Prepaids and other current assets.........       194,000         420,000
   Total current assets...................     1,516,000       4,620,000

Property and equipment, net...............       410,000         689,000
                                             $ 1,926,000      $5,309,000

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Current portion of debt (Note 5)..........   $ 1,676,000      $ 613,000
Accounts payable..........................     1,152,000        810,000
Accrued payroll and related benefits......       470,000        425,000
Deferred revenue and customer payments....       749,000        773,000
Accrued loss on litigation................       536,000        556,000
Other accrued liabilities.................     1,311,000        929,000
      Total current liabilities...........     5,894,000      4,106,000

Long-term debt, net of current portion (Note 5)      --         600,000
Commitments and contingencies (Note 2 and 8)         --            --

Shareholders' equity (deficit):

Preferred stock, $.01 par value (Note 6)....      1,000          1,000
Common stock, $.01 par value; 78,724,134 and
76,568,112 shares issued and outstanding in
1998 and 1997, respectively................     787,000        765,000
Additional paid-in capital.................  30,151,000     30,038,000
Accumulated deficit........................ (34,907,000)   (30,201,000)
Total shareholders' equity(deficit)........  (3,968,000)        603,000
                                           $  1,926,000   $  5,309,000

The accompanying notes are an integral part of the unaudited financial statements.






              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)





                                         Preferred Stock                                Total
                       Common Stock        Par Value      Additional   Accumulated   Shareholders'
                   Shares       Par Value  (Note 4)    Paid-in Capital   Deficit    Equity(Deficit)
Balances, December
 31, 1996           75,699,712  $757,000  $ 1,000      $ 29,929,000    $(30,239,000)  $   448,000

Issuance of common
 stock for services    112,500     1,000     --              30,000         --             31,000
Issuance of common
 stock for cash        295,000     3,000     --              65,000         --             68,000
Conversion of Series
 A preferred stock
 To common stock       333,300     3,000     --             (3,000)         --              --
Net income for period    --         --       --              --            505,000        505,000
Balances, September
  27, 1997          76,440,512  $764,000  $ 1,000      $ 30,021,000   $(29,734,000)   $ 1,052,000

Balances, December
 31, 1997           76,568,112  $765,000  $ 1,000      $ 30,038,000   $(30,201,000)   $   603,000

Issuance of common
 stock for services  1,489,362    15,000     --              36,000         --            51,000
Conversion of Series
 A preferred stock to
 common stock          333,300     3,000     --             (3,000)         --             --
Conversion of debt
 to common stock       333,360     4,000     --             80,000          --            84,000
    Net loss for
     Period              --         --       --              --          (4,706,000)  (4,706,000)

Balances October
 3, 1998            78,724,134   $787,000 $ 1,000     $ 30,151,000   $ (34,907,000) $(3,968,000)




The accompanying notes are an integral part of the unaudited financial statements.















             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                          Nine Months Ended
                                                       October 3,     September 7,
                                                          1998    	      1997
Cash flows from operating activities:
  Net income (loss)                                   $ (4,706,000)   $    505,000
  Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:

   Extraordinary item-gain on extinguishment of debt          --           (13,000)
   Depreciation and amortization                          270,000          273,000
   Other                                                  178,000           13,000
   Change in assets and liabilities, net                3,464,000         (277,000)

    Net cash provided (used) by operating activities     (794,000)         501,000

Cash flows from investing activities:
  Additions to property and equipment, net               (91,000)         (281,000)
   Net cash used by investing activities                 (91,000)         (281,000)

Cash flows from financing activities:
  Advance from shareholder                             1,000,000             --
  Borrowing on revolving credit line                     100,000             --
  Issuance of common stock for cash                        --              50,000
  Payments on short-term and long-term debt             (554,000)        (171,000)
   Net cash provided (used) by financing activities      546,000         (121,000)

Net increase in cash and equivalents                    (339,000)          99,000
Cash and equivalents, beginning of period                351,000          963,000
Cash and equivalents, end of period                  $    12,000      $ 1,062,000

Supplemental cash flow information:
  Cash paid for interest                             $    56,000     $     22,000
 Cash paid for income taxes                                7,000            9,000






The accompanying notes are an integral part of the unaudited financial statements.







               CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.	The Company and Summary of Significant Accounting Policies:

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

	The unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year-end. The results of operations for the periods presented are not necessarily indicative of results that can be expected for the full year. See "Management's Discussion and Analysis or Plan of Operations." The unaudited condensed consolidated balance sheet at December
31, 1997 has been derived from the Company's audited consolidated balance sheet.

	The accompanying unaudited condensed consolidated financial statements have been prepared based on the assumption the Company continues to operate as a going concern; the unaudited condensed consolidated financial statements do not include any adjustments that may be required as a result of the events described in Note 2.  "Continuation of Operations."

	Accounts Receivable - The Company provides a reserve for doubtful accounts where circumstances indicate that a reserve is necessary. As of October 3, 1998 and December 31, 1997, the Company's reserve for doubtful accounts was $191,000 and $186,000, respectively. Included in accounts receivable at October 3, 1998 and December 31, 1997, were $125,000 and $525,000, respectively, in receivables due from affiliates.

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


               CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

						                                       October 3,   	December 31,
                                               1998            1997
    Materials and supplies............	     $  325,000	    $   497,000
    Work-in-process .................          442,000       1,098,000
    Finished goods   ...............	           55,000          44,000
    Less progress billings.........               --          (164,000)
		                         			              $  822,000     $ 1,475,000

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

  	Basic Earnings Per Share Available to Common Shareholders. The Company adopted the provisions of Statement of Financial Accounting Standards No.
128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders, adjusted for any cumulative dividends on preferred stock earned during the year, by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), convertible debt and the exercise of stock options for all periods. All prior period earnings per share amounts have been restated to comply with SFAS 128. See Note 9. "Earnings Per Share (EPS)."



           CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

2. Continuation of Operations

   As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company had a history of operating losses, an accumulated deficit of $30,201,000 at December 31, 1997, and the Company required additional capital in 1998 for operations and the repayment of debt. In addition, it was noted that the Company expected to operate at a loss in the first quarter of 1998, and there could be no assurance that the Company would operate at a profit in the future.

   In the first nine months of 1998, the Company operated at a net loss of $4,706,000. At October 3, 1998, there was a shareholders' deficit of $3,968,000. In 1998, the Company's net sales and gross margin on sales decreased significantly from the prior year and new order levels from domestic and export customers continued at severely depressed levels. As a result of these and other factors, the Company was unable to raise capital in the third quarter of 1998. The failure to secure additional financing left the Company with insufficient cash resources to meet operating expenses, current liabilities and working capital requirements. Unless the Company can arrange sufficient financing under acceptable terms within thirty days, it is likely that the Company will be unable to continue its operations in the current form. In such event, the Company would consider a number of alternatives that will have a materially adverse effect on its business and shareholders' value, including a possible filing for bankruptcy, the sale of assets at a value significantly less than book value, and the sale or licensing of the Company's technology.

    The Company is presently seeking potential investors and other sources of financing. However, there can be no assurances that the Company can secure financing sufficient to continue operations, in the time frame such financing is required.

3.  Proposed Merger with NetCore Technologies, Inc.

    On September 9, 1998, the Company announced an agreement to acquire NetCore Technologies, Inc. ("NetCore"), a privately held supplier of remote network management and desktop support services. Under the terms of the Agreement and Plan of Merger and Reorganization (the "Agreement") between the



             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Company, NetCore, Azia Core Ltd. ("Azia Core") and ISA Investments Corporation ("ISA"), NetCore was to exchange all of its assets, liabilities, technologies and licenses for shares of the Company's common stock. In connection with the acquisition, Steve Stevenson, a founder and chairman of NetCore and president of NetCore's majority shareholder Azia Core, was appointed the Company's interim president and chief executive officer; Bryan Williams, president of NetCore and a director of Azia Core, was appointed the Company's chief operating officer and senior vice president; and John Supan, a director of Azia Core, was appointed the Company's interim executive vice president of finance. The Company's former president, John Wiggins, left the Company to pursue other business opportunities and the Company's former executive vice president of finance, Fernando Pliego, was appointed to the new position of executive vice president of administration. ISA is the Company's majority shareholder, holding approximately 69% of the Company issued and outstanding common shares.

     In November 1998, the Company formally terminated the Agreement based on its belief that Azia Core and NetCore had breached various provisions of the Agreement. Under the terms and conditions of the Agreement, the Company can terminate the Agreement and would be entitled to be reimbursed for merger related expenses and receive a common stock interest in NetCore equal to 20% of the outstanding common stock of NetCore. In the event the Company wrongly terminated the Agreement, then NetCore may be entitled to be reimbursed for merger related expenses and receive a common stock interest in the Company equal to 20% of the

    Company's outstanding common stock. The accompanying unaudited consolidated financial statements do not include any adjustments for the reimbursement of merger expenses or the receipt of a 20% common stock interest in NetCore; or the reimbursement of the merger expenses of NetCore and the issuance to NetCore of a 20% common stock interest in the Company.

    On October 16, 1998, the Company's board of directors removed Messrs. Stevenson, Williams and Supan as officers of the Company. As of November 5, 1998, the board of directors had not appointed a new interim president, chief executive officer or executive vice president of finance.

4.  Extraordinary Gain on Extinguishment of Debt:

    In the nine month period ended September 27, 1997, agreements were reached with certain unsecured creditors on the extinguishment of debt resulting in a gain of $13,000. The gain on the extinguishment of debt is reflected as an extraordinary item in the accompanying consolidated financial statements.


              CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Short-Term and Long-Term Debt:

    Debt consisted of:	                             October 3,   December 31,
                                                       1998   	     1997
      6% Term Notes, due March 1999...........     $  516,000    $   600,000
      Revolving credit line with bank, due
        September 1998........................        160,000        600,000
      Note with bank..........................          --            13,000
      Advance from shareholder................      1,000,000          --
                                                    1,676,000      1,213,000
      Less long-term portion of debt...........         --      	   (600,000)
       Short-term portion of debt..............    $1,676,000    $   613,000


 	In December 1997, the Company entered into a revolving credit line loan agreement with a bank, which was subsequently modified and amended in 1998, under which the Company can borrow up to the lesser of $250,000 or 65% of eligible accounts receivables, as defined. Interest on the revolving credit line is at the bank's referenced rate plus 2.5% percent (10.75% at October
3, 1998) and is payable monthly. The revolving credit line is collateralized by a senior security interest in all of the Company's assets.

 	The revolving credit line loan agreement requires the Company to meet certain financial covenants on a quarterly basis. At December 31, 1997 and October 3, 1998, the Company did not meet the financial covenants of the loan agreement. In May 1998, the bank declared the revolving credit line in default. In June 1998, the bank and the Company entered into a forbearance agreement pursuant to which the bank agreed to continue the line of credit until September 30, 1998. As a condition of the forbearance agreement, a certificate of deposit in the amount of $200,000 collateralizing the credit line was closed and proceeds used to repay a portion of the outstanding borrowings under the credit line. Subsequent to October 3, 1998, the bank notified the Company it would not extend new advances under the credit line. The Company and the bank are in discussions regarding the extension of the forbearance agreement under significantly more restrictive terms and conditions. There can be no assurance that the Company and the bank will reach agreement on an extension of the forbearance agreement.

	From February 15, 1998 to October 3, 1998, the Company's majority shareholder advanced $1,000,000 to the Company. The terms and conditions of the advance are subject to negotiation.

	The 6% Term Notes are convertible into shares of the Company's common stock at a per share price of $.25 (an aggregate of approximately 2,068,000 shares of common stock), and the 6% Term Notes are collateralized by a subordinated security interest in the assets of the Company. In the second quarter of 1998, a note holder converted approximately $84,000 in principal amount of the 6% Term Notes into 333,360 shares of common stock.





             CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



6.  Preferred Stock:

    The Company is authorized to issue 2,000,000 shares of preferred stock.

    The Company has issued and outstanding 5,778 shares of $.01 par value convertible Series A preferred stock. Each share of Series A preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $8.00 per share, when and as declared by the Board of Directors. Dividends on the Series A preferred stock have preference over any distributions to the holders of the Series B preferred stock and common stock. Undeclared cumulative dividends on Series A preferred stock were approximately $92,000 at October 3, 1998. Each share of the Series A preferred stock is convertible into 300 shares of common stock (an aggregate of 1,733,400 shares of common stock), subject to certain anti-dilution provisions. Series A preferred stock has a liquidation preference of $100.00 per share over any distributions to holders of common stock and Series B preferred stock. Holders of the Series A preferred stock have votes per share equivalent to the number of shares of common stock to which the Series A preferred stock may be converted, and such votes are combined with the votes of common and Series B stockholders and voted as a single class. At December 31, 1997 and October 3, 1998, the aggregate liquidation preference value of the Series A preferred stock was approximately $689,000 and $578,000, respectively.

	The Company has issued and outstanding 46,775 shares of $.01 par value
convertible Series B preferred stock.   Each share of Series B preferred
stock is convertible into 163.27 shares of common stock (an aggregate of 7,636,954 shares of common stock) subject to certain anti-dilution provisions, and each share of Series B preferred stock is entitled to receive dividends on a cumulative basis at the annual rate of $6.00 per share, when and as declared by the Board of Directors. Dividends on the Series B preferred stock have preference over distributions to common stockholders and are junior to any distributions to Series A preferred stockholders.
Undeclared cumulative dividends on Series B preferred stock were approximately $421,000 at October 3, 1998. Series B preferred stock has a liquidation preference of $100.00 per share over any distributions to holders of common stock. The holder of the Series B preferred stock has votes per share equivalent to the number of shares of common stock to which the Series
B preferred stock may be converted, and such votes are combined with the votes of common and Series A stockholders and voted as a single class. At December 31, 1997 and October 3, 1998, the aggregate liquidation preference value of the Series B preferred stock was approximately $4,678,000. See Note
8.  "Litigation."

7.	Common Stock

	In June 1998, the Company entered into an agreement with Azia Core, pursuant to which Azia Core was to provide financial consulting services to the Company regarding the marketing of technology and strategic alliances with organizations in Japan, Asia and Southeast Asia. In addition, Azia Core was to assist the Company in raising additional capital investment. In connection with such services, the Company issued to Azia Core 1,489,362


          CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



shares of unregistered common stock valued at $45,000 and paid Azia Core $30,000 in cash. In October 1998, the financial services consulting
agreement was terminated.  	See Note 3. "Proposed Merger with NetCore
Technologies, Inc."

	In May 1998, the Company's board of directors reset to $0.12 per share the exercise price on all outstanding employee options to purchase shares of
common stock issued under the Company's 1992 Stock Option Plan.   Prior to
the modification, the exercise price of outstanding options ranged from $.20 to $.40 per share. At October 3, 1998, there were employee options outstanding to purchase approximately 7,400,000 shares of common stock.

8. Litigation

	On October 19, 1998, the liquidating trustee for Renaissance Capital Partners II, Ltd. ("RenCap") filed suit in the District Court of Dallas County, Texas, against the Company; its directors Hugo Camou, Miguel Vildosola and Fernando Molina; and the Company's majority shareholder ISA Investments Corporation. RenCap is the holder of all of the issued and outstanding shares of the Company's Series B preferred stock, which was issued to RenCap in December 1996 upon the forced conversion of the Company's $4,800,000 principal amount 6% Convertible Debenture held by RenCap, into Series B preferred stock. The suit alleges, among other claims, fraud and misrepresentations by the defendants and officers and employees of the Company with respect to the forced conversion of the 6% Convertible Debenture into Series B preferred stock. The suit asks for the rescission of the conversion of the 6% Convertible Debenture into Series B preferred stock, reinstatement of the 6% Convertible Debenture, and other damages and expenses that may be awarded by the court. The Company denies the allegations and believes the suit is without merit. The Company intends to vigorously defend its position.

	On March 9, 1998, a suit against the Company was filed in the Superior Court of California, County of San Diego, by PDG Carlsbad 59, Ltd, alleging breach of a contract to lease a building in Carlsbad, California. In September 1998, the Company terminated the lease. The plaintiff alleges the Company could not terminate the agreement, and is claiming damages of not less than $250,000. The Company believes it properly exercised its right to terminate the lease and intends to vigorously defend its position.




          CODED COMMUNICATIONS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Earnings Per Share (EPS):

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:
	                                           Three Months Ended             Nine Months Ended
                                        October 3,	   September 27,	   October 3,   September 27,
                                         1998             1997             1998         1997
Basic Earnings Per Share:
  Numerator:
   Income (loss) before extraordinary
       Gain                            $ (1,309,000)	 $   168,000	       $(4,607,000)  $   492,000
   Less preferred stock dividends	          (82,000)	     (84,000)          (246,000)     (252,000)
   Income (loss) available to common
       Shareholders                      (1,391,000)	      84,000	        (4,853,000)      240,000
   Extraordinary gain                        --             2,000   	        --   	         13,000
   Net income (loss) available to
    common shareholders	               $ (1,391,000)	 $    86,000        $(4,853,000) $   253,000

  Denominator:
   Average common shares outstanding     78,724,000	   76,186,000	        77,443,000	  76,057,000
Diluted Earnings Per Share:
  Numerator:
   Income (loss) before extraordinary
     Gain                              $ (1,309,000)	 $   168,000	       $(4,607,000) $   492,000
   Add interest expense	                      8,000 	       9,000             25,000       27,000
   Income (loss) available to common
    shareholders                         (1,301,000)      177,000        (4,582,000)      519,000
   Extraordinary gain                         --            2,000            --            13,000
   Net income (loss) available to
     Common shareholders               $ (1,301,000)  $   179,000       $(4,582,000)  $   532,000

   Denominator:
     Denominator - Basic EPS             78,724,000    76,186,000        77,443,000    76,057,000

     Effect of dilutive securities:
       Convertible preferred stock	          --         9,704,000           --  	       9,926,000
       Convertible debt	                     --         2,400,000           --          2,400,000
       Common stock options	                 --           733,000           --   	      1,084,000

                                        78,724,000     89,023,000       77,443,000     89,467,000

                                        _________________________



Item 2.  Management's Discussion and Analysis or Plan of Operation

Nine Months Ended October 3, 1998 ("1998") Compared to Nine Months Ended September 27, 1997 ("1997")

	Income (Loss) before Extraordinary Gain

     For the nine month period ended October 3, 1998, the Company reported a loss before extraordinary gain of ($4,706,000) compared to income before extraordinary gain of $492,000 in 1997. The loss resulted primarily from significantly lower sales and gross margin on sales, an increase in research and development expense, and other expenses which included charges for employee separations and the termination of a lease agreement for a new headquarters facility.

     As a result of a decrease in the level of new orders for mobile data and aerospace telemetry products experienced in the second half of 1997 and the first nine months of 1998, sales in fiscal 1998 will be significantly less than the sales and order levels in fiscal 1997. The Company expects that sales in the fourth quarter of 1998 will be comparable to sales in the second and third quarters of 1998, and will continue to be below the level necessary to operate at a profit.

	The Company is in the process of evaluating its past marketing, sales and product development strategies. The Company believes it can refocus its efforts on niche segments within the public safety mobile workforce market without significant changes in its technology or products. In these niche segments, the Company believes it can capture market share and become a competitive supplier of mobile data communications products and solutions. The Company presently expects to implement new marketing and sales strategies in the first quarter of 1999. However, the Company's plans to initiate sales programs will be delayed in the event the Company is unsuccessful in its efforts to secure new capital. There is no assurance that the Company's new strategies will increase order levels or sales in fiscal 1999.

	The following table summarizes, as a percentage of sales, certain income data for 1998 and 1997:
 	                                          1998              1997

		Net sales	                               100.0%	          100.0%
		Cost of sales	            	               87.2	            55.2
		Gross profit		                            12.8	            44.8
		Operating expense:
		   Selling and administrative expense	    80.8          	  29.8
		   Research and development		             30.6	            10.0
		   Other expense		                        16.7	             --
		Total operating expense		                128.1	            39.8

		Operating income (loss)		               (115.3) 	           5.0
		Interest expense and income tax	           2.8	             0.3
		Income (loss) before extraordinary gain (118.1)             4.7
		Extraordinary gain		                       --           	   0.1
		Net income (loss)	                       (118.1)%	          4.8%

	Sales and New Orders

      Sales for the first nine months of 1998 were $3,986,000, a decrease of 62% from sales of $10,481,000 in the same period in 1997. Sales of mobile data products and systems in 1998 were $1,901,000, a decrease of 76% compared to 1997. The decrease in mobile data sales resulted primarily from a significant decrease in sales to customers in Mexico, as well as lower order levels from domestic customers experienced over the last twelve months. The Company's initial contracts with customers in Mexico were substantially completed by the end of 1997, and new orders from these customers, which were initially expected to be awarded in the last quarter of 1998, are now expected to be awarded in the first half of 1999. Sales to customers in Mexico represented approximately 14% and 65% of mobile data product sales in 1998 and 1997, respectively. Sales of aerospace telemetry products were $2,085,000 in 1998, a decrease of 23% from sales in the prior year. The decrease in aerospace telemetry sales resulted primarily from declining new order levels experienced in the second and third quarters of 1998.

      New orders in 1998 decreased 80% compared to 1997, primarily as a result of a decrease in orders for mobile data products from export customers. Orders for mobile data products from foreign customers represented approximately 49% of mobile data orders in 1997. There were no significant export orders for mobile data products in the first nine months of 1998. New orders from domestic customers has also decreased, primarily as a result of customer delays in the award of certain new contracts and awards of contracts to other competitors. Based on the Company's competitive position on certain potential new contracts awards, new orders for mobile data products may increase in the last quarter of 1998 or first quarter of 1999. However, the Company cannot predict with certainty the award of any specific contract or the timing of the award. Accordingly, there can be no assurance that order levels will increase. Aerospace orders in 1998 decreased 67% from order levels in 1997.

      The backlog of orders at October 3, 1998, was approximately $1,656,000, a decrease of 51% compared to backlog at December 31, 1997; backlog at the end of the third quarter of 1998 was down 69% from backlog of approximately $5,277,000 at the end of the third quarter in 1997.

	Gross Margin

      Gross margin, as a percentage of sales, was 13% in 1998 and 45% in 1997. The decrease in gross margin resulted primarily from sales levels that were insufficient to cover fixed manufacturing and engineering costs, as well as cost overruns on certain contracts completed in 1998. Gross margin performance in the last quarter in 1998 may be adversely impacted by sales levels that are not sufficient to cover all fixed manufacturing and engineering expense.

	Operating Expenses, Interest Expense and Income Taxes

      Selling and administrative expense was $3,219,000 in 1998, a net increase of $101,000 or 3% over 1997. As a percentage of sales, selling and administrative expense was 81% in 1998 and 30% in 1997. Selling expense in the third quarter of 1998 decreased by 23% from the second quarter of 1998, as the Company reduced staff levels and discretionary selling expenses such as advertising and travel. Administrative expense in the third quarter was also reduced, primarily reflecting lower staffing costs. Selling and administrative expense in the last quarter of 1998, as compared to the third quarter of 1998, is expected to be reduced further as a result of lower staffing levels and cost controls. For the year ended December 31, 1997, selling and administrative expense was 31% of sales.

     In 1998, the Company incurred other expense of $666,000, which included a charge of $225,000 for the termination and settlement of the employment contract of the Company's former CEO; $200,000 for employee separation expense; and a reserve of $151,000 against capitalized costs and deposits relating to the termination of an agreement to lease a new corporate headquarters.

	Research and development expense in 1998 was $1,220,000, an increase of 16% or $171,000 compared to 1997. The increase in research and development expense resulted from an increase in expense for development of mobile data communications products, offset by a decrease in spending on aerospace telemetry projects. As a percentage of sales, research and development
expense was approximately 31% in 1998 and 10% in 1997.   The Company
presently anticipates reducing the level of R&D expenditures in the last quarter of 1998.

	Interest expense in 1998 was $100,000 compared to $59,000 in 1997. The increase in interest expense resulted from an increase in bank borrowing.

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

Three Months Ended October 3, 1998 ("1998") Compared to Three Months Ended September 27, 1997 ("1997")

     Income (Loss) before Extraordinary Gain

     For the third quarter of 1998 ended October 3, 1998 ("1998"), the loss before extraordinary gain was $(1,309,000), compared to income before extraordinary gain of $168,000 for the same period in 1997. The reversal in income resulted primarily from a decrease in sales and gross margin on sales. The decrease in sales levels resulted primarily from a decrease in new orders for mobile data and aerospace telemetry products experienced over the last twelve months.

     Sales and New Orders

     Sales for the third quarter of 1998 were $961,000, a decrease of 72% from sales of $3,464,000 in the third quarter of 1997; and an increase of 4% over sales of $921,000 in the second quarter of 1998. Sales of mobile data communications products and systems decreased by 85% or $2,328,000 from 1997, and sales of aerospace telemetry products decreased by $175,000 or 23% compared to the third quarter of 1997. The decrease in sales of mobile data communications products resulted from a decrease of approximately $1,513,000 in export sales to public safety customers in Mexico.

     New orders in the third quarter of 1998 decreased by 76% from order levels in 1997. See the year-to-date operating results discussed above for the factors impacting order levels.

     Gross Margin

     Gross margin in the third quarter of 1998 was 15% compared to 48% in the same quarter in 1997. The decrease in gross margin resulted primarily from a sales level that did not cover fixed manufacturing and engineering costs.

     Operating Expenses, Interest Expense and Income Taxes

     Selling and administrative expense was $793,000 in 1998, a decrease of $382,000 or 32% compared to selling and administrative expense in 1997. The decrease in expense resulted primarily from a reduction in personnel expense. Refer to the discussion for the nine months ended October 3, 1998, above for the factors impacting research and development expense, interest expense and income taxes.

Liquidity and Capital

	Since its inception, the Company has financed its operations, investments in new product development and met its working capital requirements through the sale of common stock, convertible debentures and other financings. In 1998, cash requirements have been met by a reduction in accounts receivable and inventory totaling $2,339,000 and a net increase of $463,000 in debt. In the year ended December 31, 1997, cash requirements were met primarily with $512,000 in cash flow from operations and borrowings of $613,000 under a bank credit line.

     In the first nine months of 1998, the Company operated at a net loss of $4,706,000. At October 3, 1998, there was a shareholders' deficit of $3,968,000. In 1998, the Company's net sales and gross margin on sales decreased significantly from the prior year and new order levels from domestic and export customers continued at severely depressed levels compared to 1997. As a result of these and other factors, the Company was unable to raise capital in the third quarter of 1998. The failure to secure additional financing left the Company with insufficient cash resources to meet operating expenses, current liabilities and working capital requirements. Unless the Company can arrange sufficient financing under acceptable terms within thirty days, it is likely the Company will be unable to continue its operations in the current form. In such event, the Company would consider a number of alternatives that will have a materially adverse effect on its business and shareholders' value, including a possible filing for bankruptcy, the sale of assets at a value significantly less than book value, and the sale or licensing of the Company's technology.

	In 1998, accounts receivable decreased by $1,686,000 from the prior year, due primarily to a lower level of sales in the third quarter of 1998 compared to the last quarter of 1997. Inventories in 1998 decreased by $653,000 primarily as a result of a decrease in work-in-process inventory resulting from a reduction in the number of contracts in progress. Accounts payable increased by $342,000 as the Company delayed payments to creditors to conserve cash. Beginning in the third quarter of 1998, the Company was unable to meet its current obligations in a timely manner, and substantially all of the Company's suppliers require COD or cash-in-advance terms of sale.

	The investment in property and equipment was approximately $91,000 in 1998. At October 3, 1998, the Company had no material commitments for the purchase of capital equipment.

	In December 1997, the Company entered into a new revolving credit arrangement with a bank. Under the revolving credit line, which was modified and amended in 1998, the Company can borrow up to the lesser of $250,000 or 65% of eligible accounts receivable. At December 31, 1997 and October 3, 1998, there was $600,000 and $160,000, respectively, outstanding under the revolving credit line. The credit line is collateralized by a security interest in all of the Company's assets.

	The loan agreement requires the Company to meet various financial covenants on a quarterly basis. At December 31, 1997 and October 3, 1998, the Company did not meet the financial covenants of the loan agreement. In May 1998, the bank declared the loan agreement in default. In June 1998, the bank and the Company entered into a forbearance agreement pursuant to which the bank agreed to continue the line of credit with a maximum borrowing limit of $250,000, until September 30, 1998. Subsequent to October 3, 1998, the bank notified the Company it would not extend new advances under the credit line. The Company and the bank are in discussions regarding the extension of the forbearance agreement under significantly more restrictive terms and conditions. There can be no assurance that the Company and the bank will reach agreement on an extension of the forbearance agreement.

	As a result of an adverse decision in 1998 for litigation originating in 1995, the Company is required to pay approximately $556,000 in damages, which includes legal fees, to two plaintiffs. In June 1998, the Company and plaintiffs entered into an agreement providing for the payment of the obligation over an eighteen month period. The Company has not made all of the required payments under the agreement. The plaintiffs have declared the agreement in default; the Company and the plaintiffs are continuing discussions regarding the Company's ability to bring current $100,000 in past due payments at October 3, 1998. The obligation is subject to a judgment lien against the assets of the Company.

	The Company is subject to litigation, which is more fully described in the footnotes to the unaudited condensed consolidated financial statements.
In the event these suits are decided against the Company, the financial position and operations of the Company could be materially and adversely effected.

Year 2000 Compliance

	The Company is in the process of completing its assessment of the impact of Year 2000 on its management information systems and believes that it is Year 2000 compliant with respect to substantially all of its internal information systems. The Company does not expect any material future expenditures relating to Year 2000 compliance for its management information systems. The Company is in the process of assessing the impact of the Year 2000 on its products, systems and product software.

	The Company has not completed a review of the impact of Year 2000 on its operations relating to Year 2000 compliance problems encountered by its suppliers and customers.

Cautionary Statements

	In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein and in the Company's Annual Report on Form 10-KSB and the unaudited consolidated financial statements, contain or are based on assumptions regarding access to financing; projections of the timing and amount of new orders, sales, gross margin, operating expenses, the realization of assets and other financial items; and assumptions and expectations relating to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended.

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

	The Company has a history of operating losses, with an accumulated deficit of $34,907,000 at October 3, 1998. Following a restructuring of its business operations and management in the first quarter of 1995, the Company had reported marginal operating profitability. The Company reported income before litigation settlement, interest and income tax of approximately $250,000 in the second half of fiscal 1995; $345,000 for the year ended December 31, 1996; and $592,000 for the year ended December 31, 1997. However, the Company operated at a significant loss in each of the first three quarters of 1998, and will operate at a loss in the last quarter of 1998. Moreover, the continuation of the Company's operations is dependent on completing an agreement for new financing within thirty days. Accordingly, there is no assurance the Company can or will continue its operations in the current form.

	The Company's results of operations, new order rates and backlog have fluctuated in the past and are likely to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of the completion of contracts, increased competition, changes in the demand for the Company's products, changes in the sales mix of products and general economic conditions. The effects of these factors can have a material impact on quarterly results of operations and cash flow. The Company has experienced a significant decrease in new orders over the last twelve months which has adversely affected sales and operating income. There is no assurance that new order levels will improve to the level necessary to achieve profitability.

	The Company's revenue is dependent, in part, on significant contracts from a limited number of customers. The Company believes that revenue derived from large orders from current and future customers will continue to represent a significant portion of its revenue. The inability of the Company to secure and maintain a sufficient number of large contracts has and can continue to have a material adverse effect on the Company's business operating results and financial position. In addition, contracts for mobile data communications systems awarded by public safety agencies generally require the Company to provide bid and/or performance bonds issued by a corporate surety. At the present time the Company does not have a commitment from a corporate surety to provide contract bid and/or performance bonds. In the event the Company cannot secure a commitment for bid and performance bonds, its business will be adversely effected.

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

	Approximately 69% of the Company's current outstanding shares of common stock are held by a single shareholder, ISA Investments Corporation ("ISA").
As a result of its controlling ownership interest in common stock, ISA has the ability to nominate and elect a majority of the members of the board of directors, and to approve significant transactions, including the terms and conditions of new financing agreements.

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
                         _______________________


                       PART II - OTHER INFORMATION



Item 1.	Legal Proceedings

	On October 19, 1998, the liquidating trustee for Renaissance Capital Partners II, Ltd. ("RenCap") filed suit in the District Court of Dallas County, Texas, against the Company; its directors Hugo Camou, Miguel Vildosola and Fernando Molina; and the Company's majority shareholder ISA Investments Corporation. RenCap is the holder of all of the issued and outstanding shares of the Company's Series B preferred stock, which was issued to RenCap in December 1996 upon the forced conversion of the Company's $4,800,000 principal amount 6% Convertible Debenture held by RenCap, into Series B preferred stock. The suit alleges, among other claims, fraud and misrepresentations by the defendants and officers and employees of the Company with respect to the forced conversion of the 6% Convertible Debenture into Series B preferred stock. The suit asks for the rescission of the conversion of the 6% Convertible Debenture into Series B preferred stock, reinstatement of the 6% Convertible Debenture, and other damages and expenses that may be awarded by the court. The Company denies the allegations and believes the suit is without merit. The Company intends to vigorously defend its position.

	On March 9, 1998, a suit against the Company was filed in the Superior Court of California, County of San Diego, by PDG Carlsbad 59, Ltd, alleging breach of a contract to lease a building in Carlsbad, California. In September 1998, the Company terminated the lease. The plaintiff alleges the Company could not terminate the agreement, and is claiming damages of not less than $250,000. The Company believes it properly exercised its right to terminate the lease and intends to vigorously defend its position.

Item 2.	Changes in Securities and Use of Proceeds

	In June 1998, the Company entered into an agreement with Azia Core, Ltd. ("Azia Core"), pursuant to which Azia Core is to provide financial consulting services to the Company regarding the marketing of technology and strategic alliances with organizations in Japan, Asia and Southeast Asia. In addition, Azia Core will assist the Company in raising additional capital investment. In connection with such services, the Company issued to Azia Core 1,489,362 shares of unregistered common stock valued at $45,000. The financial consulting service contract was terminated in October 1998.

Item 6.	 Exhibits and Reports on Form 8-K

	(a)	Exhibits.

		27.1	Financial Data Schedule as of October 3, 1998.

	(b)	Reports on Form 8-K

		A Current Report on Form 8-K dated September 9, 1998 was filed during the quarter ended October 3, 1998.





                                 SIGNATURES



	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               						CODED COMMUNICATIONS CORPORATION
								                      (Registrant)


November 15, 1998				_______________________________
       Date		               Steven Borgardt
  		                        Vice President Finance



                     _______________________________
                          Fernando Pliego
		                        Executive Vice President Administration